Form 10QSB
period 2007-02-28
Pioneer Exploration Inc.
filed 2007-05-14
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended February 28, 2007

[   ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from __________ to __________

Commission File Number: 333-135743

PIONEER EXPLORATION INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0491551
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

700 West Pender St., Suite 520,
Vancouver, British Columbia
Canada V6C 1G8
(Address of principal executive offices)

(604) 618-0948
Issuer's telephone number

n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 11,264,500 shares of common stock as of May 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

i

PIONEER EXPLORATION INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
February 28, 2007

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to carry out our planned exploration programs on our mineral properties. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating and exploration costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

PART I – FINANCIAL INFORMATION

Item 1.                     Financial Statements

The following unaudited interim financial statements of Pioneer Exploration Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Balance Sheets as at February 28, 2007 (unaudited) and August 31, 2006 (audited)	F-1

Statements of Operations for the three months and six months ended February 28, 2007 and 2006 and for the period from incorporation (June 9, 2005) to February 28, 2007	F-2

Statements of Cash Flows for the six months ended February 28, 2007 and 2006	F-3

Notes to Financial Statements	F-4

Pioneer Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	February 28,	August 31,
	2007	2006
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	11,976	23,991
Due from related party (Note 3(a))	43	–
Total Assets	12,019	23,991

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	–	3,000
Accrued liabilities	12,529	200
Total Liabilities	12,529	3,200
Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Preferred Stock, 10,000,000 shares authorized, $0.001 par value
No shares issued and outstanding	–	–
Common Stock, 65,000,000 shares authorized, $0.001 par value
11,264,500 shares issued and outstanding	11,265	11,265
Additional Paid-In Capital	59,636	59,636
Donated Capital (Note 3(b))	15,750	11,250
Deficit Accumulated During the Exploration Stage	(87,161)	(61,360)
Total Stockholders’ Equity (Deficit)	(510)	20,791
Total Liabilities and Stockholders’ Equity (Deficit)	12,019	23,991

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	June 9, 2005	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to February 28,	February 28,	February 28,	February 28,	February 28,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 3(b))	5,250	750	750	1,500	1,500
Donated services (Note 3(b))	10,500	1,500	1,500	3,000	3,000
General and administrative	4,254	837	633	1,140	687
Impairment loss on mineral properties	7,500	–	448	–	4,198
Mineral property costs	2,873	2,425	–	2,425	–
Professional fees	56,784	12,848	8,250	17,736	17,172

Total Expenses	87,161	18,360	11,581	25,801	26,557

Net Loss	(87,161)	(18,360)	(11,581)	(25,801)	(26,557)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		11,265,000	11,065,000	11,390,000	11,062,000

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	February 28,	February 28,
	2007	2006
	$	$

Operating Activities

Net loss	(25,801)	(26,557)

Adjustments to reconcile net loss to net cash used
in operating activities
Donated services and rent	4,500	4,500
Impairment loss on mineral property costs	–	4,198

Changes in operating assets and liabilities
Due from related party	(43)	–
Accounts payable	(3,000)	–
Due from related party	12,329	(3,737)
Net Cash Used In Operating Activities	(12,015)	(21,596)
Investing Activities
Acquisition of mineral properties	–	(4,198)
Net Cash Used in Investing Activities	–	(4,198)
Financing Activities
Proceeds from issuance of common stock	–	11,576
Net Cash Provided By Financing Activities	–	11,576
Decrease in Cash	(12,015)	(14,218)
Cash - Beginning of Period	23,991	16,331
Cash - End of Period	11,976	2,113
Non-Cash Investing and Financing Activities
Common shares issued to settle debt	–	6,000
Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on June 9, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2007, the Company has a working capital deficiency of $510 and has accumulated losses of $87,161 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is August 31.

	b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

g)	Mineral Property Costs

The Company has been in the exploration stage since its inception on June 9, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of- production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	h)	Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	i)	Financial Instruments

The fair values of financial instruments, which include cash, due from related party, accounts payable, and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	k)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	l)	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements (continued)

beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not- for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

3.	Related Party Transactions

a)

As at February 28, 2007, the Company is owed $43 by the President of the Company, representing an overpayment to the President for reimbursement of mineral property expenses paid on behalf of the Company.

b)

The Company recognizes donated rent at $250 per month, donated services provided by the President of the Company at $250 per month and donated services provided by a Director of the Company at $250 per month. During the six month period ended February 28, 2007, the Company recognized $1,500 (2005 – $1,500) in donated rent and $3,000 (2005 – $3,000) in donated services.

4.	Mineral Properties

The Company entered into an Agreement dated August 25, 2005 to acquire a 100% interest in three mineral claims located near Yale, British Columbia, Canada, in consideration for $7,500. The claims are registered in the name of the Secretary of the Company, who has executed a trust agreement whereby the Secretary agreed to hold the claims in trust on behalf of the Company. The Vendor retains a 2% net smelter royalty. The cost of the mineral property was initially capitalized. As at August 31, 2006, the Company recognized an impairment loss of $7,500, as it has not yet been determined whether there are proven or probable reserves on the property.

Item 2.                     Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended February 28, 2007 should be read in conjunction with our unaudited financial statements and related notes for the six months ended February 28, 2007.

Overview of our Business

We are a Nevada corporation with its business offices located at 700 West Pender St., Suite 520, Vancouver BC V6C 1G8. Our telephone number is (604) 618-0948. We were incorporated in Nevada on June 9, 2005. Since our inception, we have been engaged in the business of exploring for minerals, primarily nickel and molybdenum, and acquiring and exploring mineral properties in Canada, solely in British Columbia.

We hold a 100% beneficial interest in three mineral exploration claims named Pipe 1 (Tenure No. 525619), Queen 1 (Tenure No. 525620) and Queen 2 (Tenure No. 525623), that are collectively known as the Pipe Property and which are situated along Sawmill Creek, a tributary of the Fraser River, approximately 6.3 km (3.9 miles) northwest of Yale, B.C. in the New Westminster mining division of British Columbia. We are exploring for nickel and molybdenum on the property.

We have not generated any revenue or conducted any development operations since inception. We intend to conduct exploration activities during 2007 and beyond.

We acquired the Pipe Property pursuant to a purchase agreement dated August 25, 2005. Thomas J. Brady, a director of our company, is holding the property in trust for us.

Exploration Stage Company

We are an exploration stage company. All of our projects are at the exploration stage and there is no assurance that any of our mining properties contain a commercially viable ore body. We plan to undertake further exploration of our properties. We anticipate that we will require additional financing in order to pursue full property exploration. We do not have sufficient financing to undertake full exploration of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing.

There is no assurance that a commercially viable mineral deposit exists on any of our mineral properties. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

Our Plan of Operations

Our plan of operations is to carry out a two phase preliminary exploration program on the Pipe property that has been recommended by our independent geologist. Based on early results, Phase I will include locating and defining three previously discovered mineralized breccia zones and prospecting for new mineralized zones. This cost is estimated at approximately $4,470 (CDN$ 5,280)as follows:

Geological Technician	4 days @ $400/day	CDN$ 1,600
Prospector	4 days @ $300/day	CDN$ 1,200
Truck Rental	4 days @ $100/day	CDN$ 400
Room and Board	8 man days @ $60/man/day	CDN$ 480
Field Supplies		CDN$ 100
Summary Report		CDN$ 1,000

Contingency @ 10%	CDN$ 500

TOTAL	CDN$ 5,280

Phase II will consist of 10 line kilometres of cut line and I.P. geophysics at a cost of approximately $38,075 (CDN$ 45,000) as follows:

10 km cut line @ $1,500/km	CDN$ 15,000
I.P. Geophysics @ $3,000/km	CDN$ 30,000

TOTAL	CDN$ 45,000

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Mineral Property Costs

The Company has been in the exploration stage since its inception on June 9, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Results Of Operations – Six months Ended February 28, 2007 and 2006

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on August 31, 2007. References to fiscal 2006 is to our fiscal year ended August 31, 2006.

					Cumulative
	Three	Three	Six	Six	from
	months	months	months	months	Incorporation
	ended	ended	ended	ended	(June 9, 2005)
	February 28,	February	February	February	to February
	2007	28, 2006	28, 2007	28, 2006	28, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	-	-			-
Expenses	18,360	11,581	25,801	26,557	87,161
Donated rent	750	750	1,500	1,500	5,250
Donated services	1,500	1,500	3,000	3,000	10,500
General and administrative	-	633	1,140	687	4,254
Impairment loss on mineral	-	448	-	4,198	7,500
properties
Mineral property costs	2,425	-	2,425	-	2,873
Professional fees	12,848	8,250	17,736	17,172	56,784
Net Loss for the Period	(18,360)	(11,581)	(25,801)	(26,557)	(87,161)

Donated Rent

Donated rent is attributable to a rent expense of $250 per month attributable to the provision of our business premises without cost by Mr. Tom Brady, our secretary and treasurer.

Donated Services

Donated services are attributable to an expense of $250 per month in respect of services without compensation provided by Mr. Warren Robb, our president, and an expense of $250 per month in respect of services without compensation provided by Mr. Thomas Brady, our secretary and treasurer.

Mineral Property Costs

Mineral property costs incurred during the six months of fiscal 2007 were attributable to the payments made to maintain title to the Company’s mineral claims.

Professional Fees

Professional expenses included legal, accounting and auditing expenses associated with our corporate organization, the preparation of our financial statements and our filing of a registration statement with the Securities and Exchange Commission.

Loss

Our entire loss since inception totals $87,161 including $56,784 for professional fees, $10,500 for donated services, $5,250 for donated rent and $7,500 impairment loss on mineral properties.

Liquidity And Capital Resources

Cash and Working Capital

As at February 28, 2007, we had cash of $11,976 and a working capital deficit of $510, compared to cash of $23,991 and working capital of $20,791 as at August 31, 2006.

Plan Of Operations

We expect to commence exploration activities in 2007 and this will cause us to incur exploration and property costs for the year ending August 31, 2007. Exploration expenditures for Phase I and Phase II of our exploration program have a preliminary budget of approximately $42,541 (CDN$ 50,280). In order to renew our mineral claim and keep it in good standing, we have to pay approximately $4,395 (CDN$ 5,194) each year to the British Columbia Mineral Titles Branch or instead, complete and file an assessment report detailing the equivalent in work on the claims for each year. Operational overhead for all of 2007 should be less than $35,000. We currently do not have sufficient funds to conduct our planned 2007 exploration program and we will need to raise additional funding for our intended corporate and exploration activities in the next 12 months.

Cash Used In Operating Activities

We used cash of $ 12,015 in operating activities during the first six months of fiscal 2007 compared to cash used of $21,596 in operating activities during the first six months of fiscal 2006.

We have applied cash generated from financing activities to fund cash used in operating activities.

Cash From Investing Activities

We did not use any cash in investing activities during the first six months of fiscal 2007. Cash of $4,198 was used in investing activities during the first six months of fiscal 2006 which was attributable to our acquisition of our mineral properties.

Cash from Financing Activities

We did not generate any cash from financing activities during the first six months of fiscal 2007. We generated cash of $11,576 from financing activities during the first six months of fiscal 2006, all of which was to shares issued for cash.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.                     Controls and Procedures

As required by Rule 13a 15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Warren Robb. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended February 28, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended February 28, 2007.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Item 3A(T).               Controls and Procedures

Not Applicable.

PART II – OTHER INFORMATION

Item 1.                     Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the three months ended February 28, 2007.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended February 28, 2007.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

10.1	Property Purchase Agreement dated August 25, 2005(1)

10.2	Declaration of Trust(1)

10.3	Geological Report on the Pipe Claims(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (2)

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed as an exhibit to the registration statement on Form SB-2 filed with the SEC on July 13, 2006.

(2)	Filed as an exhibit to this quarterly report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER EXPLORATION INC.

/s/ Warren Robb

By:

________________________________
Warren Robb
Chief Executive Officer and Chief Financial Officer

Date: May 14, 2007