Form 10QSB
period 2007-05-31
Pioneer Exploration Inc.
filed 2007-07-16
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2007

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number:     333-135743

PIONEER EXPLORATION INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0491551
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

700 West Pender St., Suite 520,
Vancouver, British Columbia
Canada V6C 1G8
(Address of principal executive offices)

(604) 618-0948
Issuer's telephone number

n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[   ] No[X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 11,264,500 shares of common stock as of July 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes[   ] No[X]

i

PIONEER EXPLORATION INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
May 31, 2007

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim financial statements of Pioneer Exploration Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Balance Sheets as at May 31, 2007 (unaudited) and August 31, 2006	F-1

Statements of Operations for the three months and nine months ended May 31, 2007 and 2006 and for the period from incorporation (June 9, 2005) to May 31, 2007	F-2

Statements of Cash Flows for the nine months ended May 31, 2007 and 2006	F-3

Notes to Financial Statements	F-4

Pioneer Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2007	August 31, 2006
	$	$
	(Unaudited)

ASSETS
Current Assets
Cash	1,299	23,991
Total Assets	1,299	23,991

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	663	3,000
Accrued liabilities	9,445	200
Due to related party (Note3(a))	387	–
Total Liabilities	10,495	3,200

Contingencies (Note 1)

Stockholders’ Equity (Deficit)

Preferred Stock, 10,000,000 shares authorized, $0.001 par value
No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value
11,264,500 shares issued and outstanding	11,265	11,265

Additional Paid-In Capital	59,636	59,636

Donated Capital (Note 3(b))	18,000	11,250

Deficit Accumulated During the Exploration Stage	(98,097)	(61,360)
Total Stockholders’ Equity (Deficit)	(9,196)	20,791
Total Liabilities and Stockholders’ Equity (Deficit)	1,299	23,991

(The accompanying notes are an integral part of these financial statements.)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from
	June 9, 2005 (Date	For the Three	For the Three	For the Nine	For the Nine
	of Inception) to	Months Ended	Months Ended	Months Ended	Months Ended
	May 31, 2007	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 3(b))	6,000	750	750	2,250	2,250
Donated services (Note 3(b))	12,000	1,500	1,500	4,500	4,500
General and administrative	7,121	2,867	857	4,007	1,544
Impairment loss on mineral properties	7,500	–	3,302	–	7,500
Mineral property costs	2,873	–	448	2,425	448
Professional fees	62,603	5,819	9,581	23,555	26,753

Total Expenses	98,097	10,936	16,438	36,737	42,995

Net Loss	(98,097)	(10,936)	(16,438)	(36,737)	(42,995)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		11,264,500	11,225,000	11,264,500	11,117,000

(The accompanying notes are an integral part of these financial statements.)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	May 31, 2007	May 31, 2006
	$	$
Operating Activities
Net loss	(36,737)	(42,995)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated services and rent	6,750	6,750
Impairment loss on mineral property costs	–	7,500
Changes in operating assets and liabilities:
Accounts payable	(2,337)	–
Accrued liabilities	9,245	4,163
Due to related party	387	–
Net Cash Used In Operating Activities	(22,692)	(24,582)
Investing Activities
Acquisition of mineral properties	–	(7,500)
Net Cash Used in Investing Activities	–	(7,500)
Financing Activities
Proceeds from issuance of common stock	–	53,876
Net Cash Provided By Financing Activities	–	53,876
Increase (Decrease) in Cash	(22,692)	21,794
Cash - Beginning of Period	23,991	16,331
Cash - End of Period	1,299	38,125
Non-cash Investing and Financing Activities
Common shares issued to settle debt	–	6,000
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements.)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2007, the Company has a working capital deficiency of $9,196 and has accumulated losses of $98,097 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is August 31.

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

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	f)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

	h)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	i)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities and due to related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

3.	Related Party Transactions

a)

As at May 31, 2007, the Company is indebted to a Director of the Company for $387 (August 31, 2006 – $nil), representing expenditures paid on behalf of the Company. This amount is unsecured, bears no interest, and is due on demand.

b)

The Company recognizes donated rent at $250 per month, donated services provided by the President of the Company at $250 per month and donated services provided by a Director of the Company at $250 per month. During the nine month period ended May 31, 2007, the Company recognized $2,250 (2006 – $2,250) in donated rent and $4,500 (2006 – $4,500) in donated services.

4.	Mineral Properties

The Company entered into an Agreement dated August 25, 2005 to acquire a 100% interest in three mineral claims located near Yale, British Columbia, Canada, for consideration of $7,500. The claims are registered in the name of the Secretary of the Company, who has executed a trust agreement whereby the Secretary agreed to hold the claims in trust on behalf of the Company. The Vendor retains a 2% net smelter royalty. The cost of the mineral property was initially capitalized. As at August 31, 2006, the Company recognized an impairment loss of $7,500, as it has not yet been determined whether there are proven or probable reserves on the property.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended May 31, 2007 should be read in conjunction with our unaudited financial statements and related notes for the nine months ended May 31, 2007.

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

We were unable to complete Phase I of our exploration program due to snow cover on our property. We anticipate completing Phase I during the fourth quarter of fiscal 2007. Our determination to proceed with Phase II will be based on the results of Phase I and our ability to raise the financing necessary to complete this second phase.

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

Results Of Operations – Nine months Ended May 31, 2007 and 2006

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on August 31, 2007. References to fiscal 2006 is to our fiscal year ended August 31, 2006.

	Accumulated from June 9, 2005 (Date of Inception) to May 31, 2007	For the Three Months Ended May 31, 2007	For the Three Months Ended May 31, 2006	For the Nine Months Ended May 31, 2007	For the Nine Months Ended May 31, 2006
	$	$	$	$	$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	–	–	–	–	–

Expenses

Donated rent (Note 3(b))	6,000	750	750	2,250	2,250
Donated services (Note 3(b))	12,000	1,500	1,500	4,500	4,500
General and administrative	7,121	2,867	857	4,007	1,544
Impairment loss on mineral		–	3,302	–
properties	7,500				7,500
Mineral property costs	2,873	–	448	2,425	448
Professional fees	62,603	5,819	9,581	23,555	26,753
Total Expenses	98,097	10,936	16,438	36,737	42,995
Net Loss for the Period	(98,097)	(10,936)	(16,438)	(36,737)	(42,995)

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

Mineral Property Costs

Mineral property costs incurred during the nine months of fiscal 2007 were attributable to the payments made to maintain title to the Company’s mineral claims.

Professional Fees

Professional expenses included legal, accounting and auditing expenses associated with our corporate organization, the preparation of our financial statements and our filing of a registration statement with the Securities and Exchange Commission.

Loss

Our entire loss since inception totals $98,097 including $62,603 for professional fees, $12,000 for donated services, $6,000 for donated rent and $7,500 impairment loss on mineral properties.

Liquidity And Capital Resources

Cash and Working Capital

As at May 31, 2007, we had cash of $1,299 and a working capital deficit of $9,196, compared to cash of $23,991 and working capital of $20,791 as at August 31, 2006.

Plan Of Operations

We expect to commence Phase I of our exploration activities by the end of fiscal 2007 and this will cause us to incur exploration and property costs for the year ending August 31, 2007. Exploration expenditures for Phase I and Phase II of our exploration program have a preliminary budget of approximately $42,541 (CDN$ 50,280). In order to renew our mineral claim and keep it in good standing, we have to pay approximately $4,395 (CDN$ 5,194) each year to the British Columbia Mineral Titles Branch or instead, complete and file an assessment report detailing the equivalent in work on the claims for each year. Operational overhead for all of 2007 should be less than $45,000. We currently do not have sufficient funds to conduct our planned 2007 exploration program and we will need to raise additional funding for our intended corporate and exploration activities in the next 12 months.

Cash Used In Operating Activities

We used cash of $22,692 in operating activities during the first nine months of fiscal 2007 compared to cash used of $24,582 in operating activities during the first nine months of fiscal 2006.

Cash From Investing Activities

We did not use any cash in investing activities during the first nine months of fiscal 2007. Cash of $7,500 was used in investing activities during the first nine months of fiscal 2006 which was attributable to our acquisition of our mineral properties.

Cash from Financing Activities

We did not generate any cash from financing activities during the first nine months of fiscal 2007. We generated cash of $53,876 from financing activities during the first nine months of fiscal 2006, all of which was attributable to shares issued for cash.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Warren Robb. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During the fiscal quarter ended May 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended May 31, 2007.

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

We did not complete any sales of securities without registration under the Securities Act of 1933 during the three months ended May 31, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended May 31, 2007.

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

PIONEER EXPLORATION INC.

By:	/s/ Warren Robb

Warren Robb
Chief Executive Officer and Chief Financial Officer

Date: July 13, 2007