Form 10QSB/A
period 2007-05-31
Pioneer Exploration Inc.
filed 2007-09-27
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes[X]     No[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes[X]     No[   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 11,264,500 shares of common stock as of July 10, 2007.

Transitional Small Business Disclosure Format (check one):    Yes[   ]     No[X]

i

EXPLANATORY NOTE

Pioneer Exploration Inc. has filed this Amendment No. 1 to Form 10-QSB to amend its quarterly report for the nine months ended May 31, 2007 to indicate that it is a “shell company”, as defined in the Rule 12b-2 of the Securities Exchange Act of 1934.

ii

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

iii

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the three months ended May 31, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended May 31, 2007.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

10.1	Property Purchase Agreement dated August 25, 2005(1)

10.2	Declaration of Trust(1)

10.3	Geological Report on the Pipe Claims(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed as an exhibit to the registration statement on Form SB-2 filed with the SEC on July 13, 2006.

(2)	Filed as an exhibit to this Amendment No. 1 to Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER EXPLORATION INC.

By:	/s/ Warren Robb

Warren Robb
Chief Executive Officer and Chief Financial Officer

Date: September 25, 2007