Form 10KSB
period 2007-08-31
Pioneer Exploration Inc.
filed 2007-12-11
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: August 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to ______

Commission File Number: 333-135743

PIONEER EXPLORATION INC.
(Name of small business issuer in its charter)

Nevada	98-0491551
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

700 West Pender St., Suite 520,
Vancouver, British Columbia
Canada V6C 1G8	V6B 4N7
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 618-0948

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [   ]

State issuer’s revenues for its most recent fiscal year. $0.00

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $826,450 as at December 3, 2007

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 11,264,500 shares of common stock as of December 3, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [ x ]

PIONEER EXPLORATION INC.

Annual report On Form 10-KSB
For The Year Ended
August 31, 2007

i

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to carry out our planned exploration programs on our mineral properties. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating and exploration costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

PART I

Item 1.	Description of Business

Overview

Pioneer Exploration Inc. (we”, the “company” or “Pioneer”) is engaged in the acquisition and exploration of mineral exploration properties. We hold a 100% beneficial interest in three mineral exploration claims named Pipe 1, Queen 1 and Queen 2, which are collectively known as the "Pipe Property" and which are situated along Sawmill Creek, a tributary of the Fraser River, approximately 6.3 km (3.9 miles) northwest of Yale, British Columbia in the New Westminster mining division of British Columbia, Canada. We acquired the Pipe Property pursuant to a purchase agreement dated August 25, 2005. Thomas J. Brady, a director of our company, is holding the property in trust for us.

We conducted the first phase of an initial preliminary exploration program for nickel and molybdenum on the Pipe Property. We obtained a geological report in November 2007 that summarizes the results and conclusions of this initial phase which concluded that further exploration of the Pipe Property is not warranted. Accordingly, we have abandoned our exploration of the Pipe Property.

We are presently seeking to acquire a new mineral or oil and gas exploration property. We have minimal finances and accordingly there is no assurance that we will be able to acquire an interest in a new property. We anticipate that we will have to complete additional financings in connection with the acquisition of any new property. To date, we have not entered into any agreement for the acquisition of any interest in a new property. Further, we have no arrangements for any financing required to fund our continued operations or the acquisition of any interest in a new property. Based on our financial position, there is no assurance that we will be able to continue our business operations.

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

Our Corporate Organization

Incorporation

The Company was incorporated in the State of Nevada on June 9, 2005. We maintain our statutory registered agent's office at Laughlin Associates, Inc. 2533 N. Carson St., Carson City, Nevada 89706. We maintain our principal executive offices and our principal place of business at 700 West Pender St., Suite 520, Vancouver BC V6C 1G8. Our telephone number is (604) 618-0948. Our company has been registered in British Columbia as an extraprovincial company under the Business Corporations Act (British Columbia) with an assumed name of PEI Pioneer Exploration Inc.

Principal Executive Offices

Our principal offices are located at 700 West Pender St., Suite 520, Vancouver BC V6C 1G8. Our telephone number is (604) 618-0948.

The Pipe Property

Claim Acquisition and Information

The Pipe Property consists of three mineral exploration claims known as Pipe 1, Queen 1 and Queen 2. The claims cover 1298.46 hectares. The claims were acquired from David Deering. They were acquired by Thomas J. Brady in trust for the Company for an initial payment of $3,750 on or before October 25, 2005 and a further $3,750 payable on or before February 25, 2006. These amounts have been paid. Mr. Deering retains a 2% Net Smelter Return. The claims were transferred to Thomas J. Brady, a Director of Pioneer Exploration Inc. who holds them in trust for the company. Title to the claims lapsed in January 2006 and they were re-staked by Mr. Brady in January 2006 who continues to hold them in trust for our company.

The claims are located in the New Westminster Mining Division of British Columbia at coordinates: Latitude 49(degree) 27' N and longitude 121(degree) 28' W and on map sheet NTS: 92H/11W. All claims are contiguous and were staked utilizing the Mineral Titles Online cell staking system.

The pertinent property information is as follows:

Claim Name	Tenure No.	Hectares
Pipe 1	525619	523.43
Queen 1	525620	502.71
Queen 2	525623	272.32

In British Columbia, for assessment purposes in the first three years, approximately $4.00 (CDN$4.00) per hectare of work or cash in lieu per unit plus approximately $0.40 (CDN$0.40) per hectare filing fees are due to maintain the claims in good standing. Thereafter it rises to approximately $8.00 (CDN$8.00) per hectare plus approximately $0.40 (CDN$0.40) per hectare filing fees.

The claims have not been legally surveyed. Until physical disturbance (i.e. road building, blasting, drillpads, timber felling) is initiated on the claims, no permitting or bonding is required for initial stage sampling, geological mapping, or ground geophysics.

Location and Access

The Pipe Property on Sawmill Creek is situated 6.3 km (3.9 miles) northwest of Yale, British Columbia. The property lies on the north and south slopes of Sawmill Creek, a tributary of the Fraser River. Access to the property is by rough logging road from Yale.

Set forth below is a map showing the location and access of the Pipe Property:

YUKON
ALASKA
N
BRITISH
COLUMBIA
Stewart
Fort
St. John
Dawson
Creek
ALBERTA
Terrace
Prince
Rupert
Kitimat
Smithers
Houston
Prince
George
QUEEN
CHARLOTTE
ISLANDS
PIPE PROPERTY
Quesnel
Williams
Lake
PACIFIC
OCEAN
Golden
Revelstoke
Kamloops
Vernon
Nakusp
Merritt
Cranbrook
VANCOUVER
ISLAND
VANCOUVER
Kelowna
Princeton
Hope
VICTORIA
UNITED STATES
Kilometres
0
50
PIONEER EXPLORATION INC.
PIPE PROPERTY
SAWMILL CREEK
NEW WESTMINSTER MINING DIVISION, B.C.
NTS: 092H/11
LOCATION MAP
DATE: August, 2005
SCALE: As Shown
FIGURE:
1

Climate, Local Resources, Infrastructure and Physiography

The Pipe Property lies on the north and south slopes of Sawmill Creek between elevations 760 m and 1370 m (2,500 and 4,500 feet). Topography is rugged, typical of the Coast Range Mountains. Much of the lower slope of Sawmill Creek has been logged off, vegetation on parts of the claim area has been destroyed by forest fires but the northern part of the claim group is covered by virgin hemlock and balsam fir.

Outcrops are numerous above a terrace of glacio-fluvial gravels which masks slopes 90 m to 120 m above the valley floor.

The climate is typical of south-western British Columbia. Summers are warm with temperatures averaging 22oC during late May to late September. Precipitation is moderate during these periods. Fall is typified with heavier rainfall, snow accumulation in the upper slopes generally does not commence until mid-November. Snowpacks of 1 to 3 m will accumulate and stay until later March into April.

Yale is a 15 minute drive north of Hope, BC along the TransCanada Highway 1. Hope is a community of 6,000 that is primarily logging related. Local services such as police, fire, hospitals, supplies, and equipment contractors are available here. The city of Vancouver, BC, 2 hours by road west, has assay facilities and drilling companies.

History

The Pipe Property was discovered in 1971 along a new logging roadcut. Over the next 8 years a series of limited programs were undertaken to define the mineralization. Soil geochemistry, geological mapping, magnetometer and induced polarization geophysical surveys, and 3 short diamond drillholes were all completed highlighted by the discover of 3 mineralized breccia pipes and one drillhole intersection of 0.138% molybdenum over 2 metres. There are still mineralized float samples upslope of the discovered zones for which the source has not been located.

Several companies operated within the vicinity of the Pipe Property in the late 1960s through the 1970s. The original Pipe claims were staked by John McGoran in 1971. In 1976 Amax staked the ground and completed 3 work programs including initial diamond drilling. The claims were allowed to lapse and were later included in a larger land package assembled by Lacana Mining Corporation in 1987. The ground presently covered by the Pipe and Queen claims has been dormant for several years until recently acquired.

Regional Geology

The Pipe Property lies in the eastern margin of the Spuzzum pluton, a phase of the Coast Crystalline Belt. Dates on the pluton range from 70 to 103 m.y. with most between 79 and 89 m.y. Quartz diorite is the most abundant phase in the pluton. The Hope fault, part of the Fraser River fault system, lies about 1.6 km (one mile) east of the claim group and bounds the eastern edge of the Spuzzum pluton. Schists and amphibolites border the pluton to the east, west and south. The younger Scuzzy pluton (35 m.y.) forms the northern contact.

Property Geology

On the Pipe Property, the main breccia zone covers an area of 42,000 square feet intrusive into biotite quartz diorite. This breccia is made up of fragments of coarse-grained quartz diorite, rhyolite and porphyry, in a matrix of fine-grained quartz diorite, quartz and limonite. Vugs with crystals of quartz and pyrite are common. It is interpreted that the breccia is an intrusive breccia, probably a vent associated with younger intrusive rock within the Spuzzum Pluton. The other 2 breccias are similar in geology albeit somewhat smaller in surface expression.

On the south side of Sawmill Creek, approximately 2000 feet east of the breccia zone, a fault, which trends north-south and dips easterly at 60(degree), has been inferred from the topographic expression.

Mineralization

Sulphide mineralization is common within the breccia. It occurs either disseminated, within vugs or as irregular blebs. This sulphide is primarily iron with modest copper and molybdenum content. Molybdenum bearing rocks have been found 1000 feet northwest of the breccia. This occurs as float and the source has not yet been discovered.

The Gem molybdenum prospect is located 12 miles north-westerly and the Giant Nickel Mine is located nine miles southerly.

The Pipe claims cover three known mineralized breccia pipes hosted in Cretaceous intrusive rocks. Limited early work helped define the parameters of mineralization. The property occurs within a mineralized geological region which hosts former producing mines and showings.

Exploration of the Pipe Property

Our geological report recommended a two phase exploration program be completed on our mineral property. Phase I was to include locating and defining three previously discovered mineralized breccia zones and prospecting for new mineralized zones. The cost was estimated at approximately $5,280 (CDN$5,280) as follows:

Geological Technician	4 days @ $400/day	CDN$1,600
Prospector	4 days @ $300/day	1,200
Truck Rental	4 days @ $100/day	400
Room and Board	8 man days @ $60/man/day	480
Field Supplies		100
Summary Report		1,000
Contingency @ 10%		500
TOTAL		CDN$5,280

The recommended Phase II was to consist of 10 line kilometres of cut line and I.P. geophysics at a cost of approximately $45,000 (CDN$45,000) as follows:

10 km cut line @ $1,500/km	CDN$15,000
I.P. Geophysics @ $3,000/km	CDN$30,000
TOTAL	CDN$45,000

We have completed Phase I of this exploration program which included locating and defining three previously discovered mineralized breccia zones and prospecting for new mineralized zones. Mr. Warren Rob, our president and a director, accompanied by Mr. Robert Krause, geologist, and Zachary Robb, field Assistant, traveled by helicopter to the property and conducted a day long traverse along the upper ridge as part of this exploration program. The group endeavored to access the lower showings, but the access road leading to them had been completely overgrown with vegetation and the author was unable to locate past drill sites or workings. A single sample was taken it is described:

Sample number	Description	Cu ppm	Mo ppm	W ppm
Pipe 1	Coarse grained granodiorite with minor veinlets of hematite	2.79	0.10	<0.1

We have received the geological report of Mr. Robb dated November 26, 2007 on Phase I. Based on the property inspection and the result of no significant gossans or zones or mineralization beyond the known breccia pipes being indentified, it was concluded that the potential of the property to host economic concentrations of Molybdenum or other base metals is limited. Accordingly, the geological report recommended that no further work be done at the present time. Based on these conclusions and recommendations, we have determined to abandon our exploration activities on the Pipe Property and we will not proceed with Phase II of the originally recommended exploration program.

We are presently seeking to acquire a new mineral or oil and gas exploration property. We have minimal finances and accordingly there is no assurance that we will be able to acquire an interest in a new property. We anticipate that we would have to complete additional financings in connection with the acquisition of any new property. To date, we have not entered into any agreement for the acquisition of any interest in a new property. Further, we have no arrangements for any financing required to fund our continued operations or the acquisition of any interest in a new property. Based on our financial position, there is no assurance that we will be able to continue our business operations.

Competitive Factors

The nickel and molybdenum mining industry includes companies of all sizes, from the large production and exploration companies to the smallest companies. We are an early stage exploration company with very limited financial resources and we compete with other exploration companies looking for nickel, molybdenum and other commodities. We are one of the smallest exploration companies in existence. We are a very small participant in the nickel and molybdenum mining exploration business. While we compete with other exploration companies, there is no competition for the exploration or removal of mineral from out of our property. Readily available nickel and molybdenum markets exist in Canada, the United States and around the world for the sale of nickel and molybdenum. Therefore, we will be able to sell any nickel or molybdenum that we are able to recover.

Government Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. In addition, if we progress to the production phase, production of minerals in the Province of British Columbia will require prior approval of applicable governmental regulatory agencies. We cannot be certain that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known in advance.

The main agency that governs the exploration of minerals in the Province of British Columbia is the Ministry of Energy and Mines ("MEM"). MEM manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, MEM regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the Mineral Tenure Act, administered by the Mineral Titles Branch of MEM. The initial phase of our exploration program will consist of locating and defining three previously discovered mineralized breccia zones and prospecting for new mineralized zones. Should a follow-up exploration program be undertaken, it would be intended to define the boundaries of mineralized zones by cut lines and complete induced polarization geophysical surveys in preparation for additional diamond drilling. The area of the Pipe Claim is currently not permitted for mining.

In addition, MEM administers the Mines Act, the Health, Safety and Reclamation Code and the Mineral Exploration Code. Ongoing exploration programs would likely be expanded to include activities such as line cutting, machine trenching and drilling. In that event a reclamation deposit is usually required in the amount of approximately $3,000 (CDN$3,000) to $5,000 (CDN$5,000). The process of requesting permission and posting the deposit usually takes about two weeks. The deposit is refundable under a

MEM inspector's determination that the exploration program has resulted in no appreciable disturbance to the environment.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral and placer titles in British Columbia. The Mineral Tenure Act also governs the issuance of mining leases, which are long term entitlements to minerals, designed as production tenures. At this phase in the process, a baseline environmental study would have to be produced. Such a study could take many months and cost in excess of $100,000. However, we are only in the preliminary stages of the first stage exploration program on the Pipe claim, and there can be no assurance that we will ever get beyond that stage. The standards set out here are for general information purposes only and have no affect on our current operations.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as water and waste approvals may be required from the Ministry of the Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits.

Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e., refilling trenches after sampling or cleaning up fuel spills.

Our initial exploration program does not require any reclamation or remediation because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent or the exploration program we will undertake, beyond completion of the recommended exploration phase described above, or if we will enter into production on the property. Because there is presently no information on the size, tenor or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

Glossary

alteration	Any physical or chemical change in a rock or mineral subsequent to its formation.
amphibolites	A metamorphic rock composed chiefly of amphibole with minor plagioclase and little quartz.
anomaly	Any departure from the norm which may indicate the presence of mineralization in the underlying bedrock.
assay	A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

biotite	A dark-brown or dark-green to black mica found in igneous and metamorphic rocks.
blebs	a small, usually rounded inclusion of one mineral in another.
breccia	A rock in which angular fragments are surrounded by a mass of fine-grained minerals.
claim	A portion of land held either by a prospector or a mining company.
Cretaceous	Of or belonging to the geologic time, system of rocks, and sedimentary deposits of the third and last period of the Mesozoic Era.
crystalline	Pertaining to or having the nature of a crystal, or formed by crystallization.
dilution (of shares)	A decrease in the value of a company's shares caused by the issue of treasury shares.
diorite	An intrusive igneous rock.
disseminated	Said of a mineral deposit (esp. of metals) in which the desired minerals occur as small, scattered particles spread more or less uniformly through the host rock.
equity financing	The provision of funds by selling of shares by the Company.
exploration	Prospecting, sampling, mapping, diamond drilling and other work involved in searching for ore.
fault	A break in the Earth's crust caused by tectonic forces which have moved the rock on one side with respect to the other.
float	Pieces of rock that have been broken off and moved from their original location by natural forces such as frost or glacial action.
geochemistry	The study of the chemical properties of rocks.
geology	The science concerned with the study of the rocks which compose the Earth.
geophysics	The study of the physical properties of rocks and minerals.
geophysical survey	A scientific method of prospecting that measures the physical properties of rock formations. Common properties investigated include magnetism, specific gravity, electrical conductivity and radioactivity.
glacio-fluvial	Pertaining to the deposits and landforms produced by the combined action of glaciers and streams.
hectare	A metric unit of area measuring 100 by 100 meters (equivalent to 2.471 acres).
host rock	Loosely used to describe the general mass of rock adjacent to an orebody. Also known as the country rock.
induced	A method of ground geophysical surveying employing an electrical current to
polarization or I.P.	determine indications of mineralization.
intrusive	A body of igneous rock formed by the consolidation of magma intruded into other rocks.
limonite	A brown, hydrous iron oxide.
magnetometer	An instrument used to measure the magnetic attraction of underlying rocks.
matrix	The rock material in which a mineral is embedded.
metamorphic rock	A rock that has undergone a change in structure or composition as a result of heat and/or pressure.
mineralization	Usually refers to valuable metals or minerals distributed within a rock.
mineral resource	Mineral Resources are sub-divided, in order of increasing confidence, into Inferred, Indicated and Measured categories. An Inferred Resource is an early stage estimate based on limited sampling and reasonably assumed geological continuity while a Measured Resource has sufficient sampling to allow production planning and evaluation of the economic viability of the deposit.

mineral reserve	Mineral Reserves are the economically mineable part of a Measured or Indicated Mineral Resource, sub-divided in order of increasing confidence into Probable Mineral Reserves (from Indicated Resources) and Proven Mineral Reserves (from Measured Resources).
orebody	A natural concentration of mineralization that can be extracted and sold at a profit.
physiography	the study of physical features of the earth's surface.
plagioclase	Any of a common rock-forming series of triclinic feldspars, consisting of mixtures of sodium and calcium aluminum silicates
pluton	A body of igneous rock formed beneath the surface of the earth by consolidation of magma.
porphyry	Any igneous rock in which relatively large crystals are set in a fine-grained groundmass.
reclamation	The restoration of a site after mining or exploration activity is completed.
rhyolite	A fine-grained, extrusive igneous rock which has the same chemical composition as granite.
schists	Any of various medium-grained to coarse-grained metamorphic rocks composed of laminated, often flaky parallel layers of minerals.
sulphide	A mineral compound of sulphur and some other element.
topographic	Graphic representation of the surface features of a place or region on a map, indicating their relative positions and elevations.
vent	An opening in the Earth's surface through which lava, gases, and hot particles are expelled.
vug	A small unfilled cavity in rock, usually lined with crystalline layer of different composition from surrounding rock.
working capital	The liquid resources a company has to meet day-to-day expenses of operation; defined as the excess of current assets over current liabilities.

Employees

We do not have any employees other than our officers, Messrs. Robb and Brady, and we have not entered into any employment agreements. We conduct our exploration activities through contracts with our consulting geologist and others.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 2.	Description of Property

We hold a 100% beneficial interest in three mineral exploration claims named Pipe 1 (Tenure No. 525619), Queen 1 (Tenure No. 525620) and Queen 2 (Tenure No. 525623), that are collectively known as the Pipe Property and which are situated along Sawmill Creek, a tributary of the Fraser River, approximately 6.3 km (3.9 miles) northwest of Yale, B.C. in the New Westminster mining division of British Columbia. We are exploring for nickel and molybdenum on the property. These mineral exploration claims are described in detail in this annual report above under Item 1 “Description of Business”.

Item 3.	Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the year ended August 31, 2007.

PART II – FINANCIAL INFORMATION

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information

Shares of our common stock are quoted on the OTC Bulletin Board under the symbol PIEX. Our common stock became eligible for trading on the OTC Bulletin Board on October 9, 2007.

Holders of Our Common Stock

As at December 3, 2007, we had 40 registered holders of our common stock.

Dividends

There are no restrictions in our articles of incorporation or by-laws that prevent us from declaring dividends. The declaration of dividends is at the discretion of our board. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

  We would not be able to pay our debts as they become due in the usual course of business; or

  Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not complete any sales of securities without registration under the Securities Act of 1933 during our fiscal year ended August 31, 2007.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended August 31, 2007 should be read in conjunction with our audited financial statements and related notes for the year ended August 31, 2007.

Plan Of Operations

Our plan of operations is to seek to acquire an interest in a new mineral or oil and gas exploration property. We have minimal finances and accordingly there is no assurance that we will be able to acquire an interest in any new property. We anticipate that we will have to complete additional financings in connection with the acquisition of any interest in a new property. To date, we have not entered into any agreements for the acquisition of any interest in a new property. Further, we have no arrangements for any financing required to funds our continued operations or the acquisition of any interest in a new property. Further, even if we are able to acquire an interest in a new property, there is no assurance that we will be able to raise the financing necessary to complete exploration of the new property. Based on our financial position, there is no assurance that we will be able to continue our business operations.

In addition, we anticipate incurring the following expenses during the next twelve month period:

  We anticipate spending approximately $2,500 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $30,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

  We anticipate spending approximately $12,000 in complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly report, current report and proxy statement filings with the SEC.

As at August 31, 2007, we had cash of $162 and a working capital deficit of $17,551. Accordingly, we will require additional financing in the amount of $59,551 in order to fund our obligations as a reporting company under the Securities Act of 1934 and our general and administrative expenses for the next twelve months.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding our plan of operations as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to acquire any interest in a new property and our business plan will fail. Even if we are successful in obtaining equity financing and acquire an interest in a new property, additional exploration property will be required before a determination as to whether commercially exploitable mineralization or quantities o oil or gas present. If we do not continue to obtain additional financing, we will be forced to abandon our business and our plan of operations.

Results Of Operations – Fiscal Years Ended August 31, 2007 and 2006

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on August 31, 2007. References to fiscal 2006 is to our fiscal year ended August 31, 2006.

	Accumulated from June 9, 2005 (Date of Inception) to August 31, 2007 $ (Audited)	For the Year Ended August 31, 2007 $ (Audited)	For the Year Ended August 31, 2006 $ (Audited)
Revenue	–	–	–
Expenses
Donated rent	6,750	3,000	3,000
Donated services	13,500	6,000	6,000
General and administrative	8,001	4,887	1,961
Impairment of mineral properties	7,500	–	7,500
Mineral property costs	5,746	5,298	448
Professional fees	67,205	28,157	35,770
Total Expenses	108,702	47,342	54,679
Net Loss	(108,702)	(47,342)	(54,679)

Donated Rent

Donated rent is attributable to a rent expense of $250 per month attributable to the provision of our business premises without cost by Mr. Thomas J. Brady, our secretary and treasurer.

Donated Services

Donated services are attributable to an expense of $250 per month in respect of services without compensation provided by Mr. Warren Robb, our president, and an expense of $250 per month in respect of services without compensation provided by Mr. Thomas Brady, our secretary and treasurer.

Mineral Property Costs

Mineral property costs incurred during fiscal 2007 totaled $5,746 and were attributable to the completion of Phase I of our exploration program on the Pipe Property.

Professional Fees

Professional expenses included legal, accounting and auditing expenses associated with our corporate organization, the preparation of our financial statements and our filing of a registration statement with the Securities and Exchange Commission.

Loss

Our entire loss since inception totals $108,702 including $67,205 for professional fees, $5,746 for mineral property costs, $8,001 for general and administrative costs, $13,500 for donated services, $6,750 for donated rent and $7,500 impairment loss on mineral properties.

Liquidity And Capital Resources

Cash and Working Capital

As at August 31, 2007, we had cash of $162 and a working capital deficit of $17,551, compared to cash of $23,991 and working capital of $20,791 as at August 31, 2006.

Plan Of Operations

As described above, we have abandoned our exploration of the Pipe Property based on the initial results of our exploration program and we will require $59,551 to pay for anticipated professional fees and administrative expenses over the next twelve months. We will require additional financing of an unknown amount if we are to acquire an interest in a new mineral or oil and gas property. Further, we will require additional financing to continue to fund future exploration activities if we are successful in acquiring an interest in a new property. There is no assurance that we will acquire an interest in a new property or any financing that would enable us to complete any such acquisition or to carry out future exploration of any new property.

Cash Used In Operating Activities

We used cash of $34,329 in operating activities during fiscal 2007 compared to cash used of $38,716 in operating activities during fiscal 2006.

Cash From Investing Activities

We did not use any cash in investing activities during fiscal 2007. Cash of $7,500 was used in investing activities during fiscal 2006 which was attributable to our acquisition of our mineral properties.

Cash from Financing Activities

We generated cash of $10,500 from financing activities attributable to advances a director during fiscal 2007 compared to cash of $53,876 from financing activities during fiscal 2006 which was attributable to shares issued for cash.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recovery of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Item 7.	Financial Statements

The following audited financial statements of the Company are included in this annual report on Form 10-KSB:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Pioneer Exploration Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Pioneer Exploration Inc. (An Exploration Stage Company) as of August 31, 2007 and 2006 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated from June 9, 2005 (Date of Inception) to August 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Exploration Inc. as of August 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and accumulated from June 9, 2005 (Date of Inception) to August 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit, has not generated any revenue and has incurred losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 14, 2007

Pioneer Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	August 31,	August 31,
	2007	2006
	$	$

ASSETS
Current Assets
Cash	162	23,991
Total Assets	162	23,991

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	5,701	3,000
Accrued liabilities	749	200
Due to related party (Note 3(a))	11,263	–
Total Liabilities	17,713	3,200
Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Preferred Stock, 10,000,000 shares authorized, $0.001 par value
No shares issued and outstanding	–	–
Common Stock, 65,000,000 shares authorized, $0.001 par value
11,264,500 shares issued and outstanding	11,265	11,265
Additional Paid-In Capital	59,636	59,636
Donated Capital (Note 3(b))	20,250	11,250
Deficit Accumulated During the Exploration Stage	(108,702)	(61,360)
Total Stockholders’ Equity (Deficit)	(17,551)	20,791
Total Liabilities and Stockholders’ Equity (Deficit)	162	23,991

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from	For the	For the
	June 9, 2005	Year	Year
	(Date of Inception)	Ended	Ended
	to August 31,	August 31,	August 31,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Donated rent (Note 3(b))	6,750	3,000	3,000
Donated services (Note 3(b))	13,500	6,000	6,000
General and administrative	8,001	4,887	1,961
Impairment of mineral properties	7,500	–	7,500
Mineral property costs	5,746	5,298	448
Professional fees	67,205	28,157	35,770

Total Expenses	108,702	47,342	54,679

Net Loss	(108,702)	(47,342)	(54,679)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		11,264,500	11,154,000

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from
	June 9, 2005	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to August 31,	August 31,	August 31,
	2007	2007	2006
	$	$	$
Operating Activities
Net loss	(108,702)	(47,342)	(54,679)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated services and rent	20,250	9,000	9,000
Impairment loss on mineral property costs	7,500	–	7,500
Changes in operating assets and liabilities:
Accounts payable	5,701	(2,701)	3,000
Accrued liabilities	749	549	(3,537)
Due to related party	763	763	–
Net Cash Used In Operating Activities	(73,739)	(34,329)	(38,716)
Investing Activities
Acquisition of mineral properties	(7,500)	–	(7,500)
Net Cash Used in Investing Activity	(7,500)	–	(7,500)
Financing Activities
Advances from related party	10,500	10,500	–
Proceeds from loan payable	6,000	–	(6,000)
Proceeds from issuance of common stock	64,901	–	59,876
Net Cash Provided By Financing Activities	81,401	10,500	53,876
Increase (Decrease) in Cash	162	(23,829)	7,660
Cash - Beginning of Period	–	23,991	16,331
Cash - End of Period	162	162	23,991
Non-cash Investing and Financing Activities
Common shares issued to settle debt	6,000	–	6,000
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from June 9, 2005 (Date of Inception) to August 31, 2007
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In		Donated Exploration
	Shares	Par Value	Capital	Capital	Stage	Total
	#	$	$	$	$	$
Balance – June 9, 2005 (Date of
Inception)	–	–	–	–	–	–
Common stock issued for cash
at $0.001 per share	11,025,000	11,025	–	–	–	11,025
Donated services and rent	–	–	–	2,250	–	2,250
Net loss for the period	–	–	–	–	(6,681)	(6,681)
Balance – August 31, 2005	11,025,000	11,025	–	2,250	(6,681)	6,594
Common stock issued for cash
at $0.25 per share	215,500	216	53,660	–	–	53,876
Common stock issued for cash for
stock subscriptions received
recorded as loans payable	24,000	24	5,976	–	–	6,000
Donated services and rent	–	–	–	9,000	–	9,000
Net loss for the year	–	–	–	–	(54,679)	(54,679)
Balance – August 31, 2006	11,264,500	11,265	59,636	11,250	(61,360)	20,791
Donated services and rent	–	–	–	9,000	–	9,000
Net loss for the year	–	–	–	–	(47,342)	(47,342)
Balance – August 31, 2007	11,264,500	11,265	59,636	20,250	(108,702)	(17,551)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2007, the Company has a working capital deficiency of $17,551 and has accumulated losses of $108,702 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is August 31.

	b)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recovery of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Mineral Property Costs

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

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Long-lived Assets

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

	f)	Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

	g)	Financial Instruments

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

	h)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

	i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	j)	Basic and Diluted Net Income (Loss) Per Share

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

	k)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	l)	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available- for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

a)

As at August 31, 2007, the Company is indebted to the Secretary of the Company for $11,263 (August 31, 2006 – $nil), representing cash advances and expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand.

b)

The Company recognizes donated rent at $250 per month, donated services provided by the President of the Company at $250 per month and donated services provided by the Secretary of the Company at $250 per month. During the year ended August 31, 2007, the Company recognized $3,000 (2006 – $3,000) in donated rent and $6,000 (2006 – $6,000) in donated services.

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

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

5.	Common Stock

	a)	On March 31, 2006, the Company issued 80,000 shares of common stock at a price of $0.25 per share for proceeds of $20,000.

	b)	On March 10, 2006, the Company issued 119,500 shares of common stock at a price of $0.25 per share for proceeds of $29,875.

	c)	On September 15, 2005, the Company issued 40,000 shares of common stock at a price of $0.25 per share for proceeds of $10,000.

6.	Income Taxes

As at August 31, 2007, the Company has net operating losses carried forward of $80,952 available to offset taxable income in future years which commence expiring in fiscal 2025.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the period ended July 31, 2007 as a result of the following:

	Year Ended	Year Ended
	August 31,	August 31,
	2007	2006
	$	$
Income tax benefit computed at the statutory rate	(16,570)	(19,138)
Non-deductible donated expenses	3,150	3,150
Valuation allowance change	13,420	15,988
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at August 31, 2007 and 2006, after applying enacted corporate income tax rates, are as follows:

	August 31,	August 31,
	2007	2006
	$	$
Deferred tax assets
Mineral property costs	2,625	2,625
Net operating losses carried forward	28,333	14,914

Total deferred tax assets	30,958	17,539
Valuation allowance	(30,958)	(17,539)

Net deferred income tax asset	–	–

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2007, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Warren Robb. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

During the fiscal year ended August 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the fiscal year ended August 31, 2007.

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

Item 8B.	Other Information

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name of Director	Age	Office	Date First Elected or Appointed
Warren Robb	47	Director, President, CEO and CFO	since June 2005
Thomas Brady	55	Director, Secretary and Treasurer	since June 2005

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Warren Robb, Director, President, Chief Executive Officer and Chief Financial Officer

Mr. Robb is the president, chief executive officer, chief financial officer and a director of Pioneer Exploration Inc. From January to December 2005 he was the senior consulting geologist for Majestic Gold Corp. From April 1997 to January 2003 he was the vice-president of investor relations for Trivalence Mining Corp.

Mr. Robb has served as Chief Operating Officer and Vice President Explorations Inc for TTM Resources Inc. from October 2007 to Present. From April 2004 to June 2004 Mr. Robb provided investor relations services for BM Diamond Gold Corp. Mr. Robb is a professional geoscientist and has been a member of the Association of Professional Engineers and Geoscientists of British Columbia since 1992. Mr. Robb holds a Bachelor of Science degree from the University of British Columbia.

Thomas Brady, Director and Secretary-Treasurer

Mr. Brady is the secretary-treasurer and a director of Pioneer Exploration Inc. Mr. Brady was the vice-president, communications for TTM Resources Inc. from May 2004 to November 2006 and has served as a consultant from November 2006 to present. From May 2001 to May 2004 he was the manager of information systems for Starfield Resources Inc. Mr. Brady was a director of GTO Resources Inc. from July 2003 to December 2003. Mr. Brady has been a consultant to Wyn Developments Inc., United Resource Group Inc. and Metalquest Minerals Inc. (formerly Sonora Gold Corp.) from May 2004 to present. From May 2003 to May 2005 he was a director and the secretary-treasurer of Chilco River Holdings Inc. Mr. Brady has served as president of BBX Marketing Corp. (formerly Momentum Marketing Corporation) from 1992 to present. He has been Vice President-Communications of Red Tusk Resources Inc. from May 2004 to May 2005. Mr. Brady has been the president of the Vancouver

Petroleum Club since July 2006. Mr. Brady holds a Bachelor of Commerce degree from the University of Manitoba.

Committees of the Board of Directors

We do not have an audit or compensation committee at this time.

Family Relationships

There are no family relationships between any director or executive officer.

Significant Employees

We have no significant employees other than the officer and director described above.

Committees of the Board Of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors is considering establishing various committees during the current fiscal year.

Family Relationships

There are no family relationships among our directors or officers.

Item 10.	Executive Compensation

Summary Compensation Table

The following table summarizes the compensation of our President (Principal Executive Officer) and other officers and directors during the period from June 9, 2005 (incorporation) to August 31, 2005 and for the years ended August 31, 2007 and 2006.

Name and Principal Position	Year	Salary	Bonus	Number of Shares Underlying Options
Warren Robb Director, President (Principal Executive Officer), Chief Executive Officer, Chief Financial Officer	2007	$Nil	Nil	Nil
	2006	$Nil	Nil	Nil
	2005	$Nil	Nil	Nil
Thomas J. Brady Director, Secretary & Treasurer	2007	$Nil	Nil	Nil
	2006	$Nil	Nil	Nil
	2005	$Nil	Nil	Nil

To date, our directors do not currently receive and have never received any compensation for serving as a director of our company. In addition, at present, there are no ongoing plans or arrangements for compensation of any of our officers. Presently, there are no plans or agreements for compensation of our officers and directors even if certain milestones are achieved in the business plan. However, we expect to adopt a plan of reasonable compensation to our officers and employees when and if we become operational and profitable.

We have not entered into any employment or consulting agreements with our directors or executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future, but no such options have been issued at this time. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors. We do not presently have a stock option plan but intend to develop an incentive based stock option plan for our officers, directors, employees and consultants in the future.

Directors' Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the period from June 9, 2005 (incorporation) to August 31, 2007.

We have no formal plan for compensating our directors for their service in their capacity as directors. In the future we may grant to our directors options to purchase shares of common stock as determined by our Board of Directors or a compensation committee, which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

The board of directors may award special remuneration to any director undertaking any special services on behalf of Pioneer Exploration other than services ordinarily required of a director. Other than indicated in this prospectus, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Stock Option Grants

We did not grant any stock options to any of our directors and officers during our most recent fiscal year ended August 31, 2007. We have not granted any stock options to any of our directors and officers since the end of our most recent fiscal year on August 31, 2007.

Exercises of Stock Options and Year-End Option Values

None of our directors or officers exercised any stock options (i) during our most recent fiscal year ended August 31, 2007, or (ii) since the end of our most recent fiscal year on August 31, 2007.

Outstanding Stock Options

None of our directors or officers hold any options to purchase any shares of our common stock.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 30, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our officers, and (iv) our officers and directors as a group. Each shareholder listed possesses sole voting and investment power with respect to the shares shown.

Principal Stockholders

The following table sets forth, as of November 30, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature Beneficial Ownership	Percentage of Class (1)
Warren Robb Maple Ridge, British Columbia Canada	500,000 common shares	4.4%
Thomas Brady Vancouver, British Columbia Canada	2,500,000 common shares	22.2%
Directors and Executive Officers as a Group	3,000,000 common shares	26.6%

(1)

The percentage of class is based on 11,264,500 shares of common stock issued and outstanding as of November 29, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles or by-laws, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.	Certain Relationships ad Related Transactions, any Director Independence

During the fiscal year ended August 31, 2007, none of the following parties has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;

  Any person proposed as a nominee for election as a director;

  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

  Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

Indebtedness of the Company Owing to Thomas J. Brady,

As at August 31, 2007, the Company is indebted to Thomas J. Brady for $11,263 representing cash advances and expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand.

Donated Rent

Donated rent is attributable to a rent expense of $250 per month attributable to the provision of our business premises without cost by Mr. Thomas J. Brady, our secretary and treasurer. In fiscal 2007, we recognized $3,000 in donated rent.

Donated Services

Donated services are attributable to an expense of $250 per month in respect of services without compensation provided by Mr. Warren Robb, our president, and an expense of $250 per month in respect of services without compensation provided by Mr. Thomas Brady, our secretary and treasurer. In fiscal 2007, we recognized $6,000 in donated services.

Item 13.	Exhibits

The following exhibits are included with this Annual Report on Form 10-KSB:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Property Purchase Agreement dated August 25, 2005(1)
10.2	Declaration of Trust (1)
10.3	Geological Report on the Pipe Claims (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a- 14(a) of the Exchange Act (2)
32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a- 14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed as an exhibit to the registration statement on Form SB-2 filed with the SEC on July 13, 2006.

(2)	Filed as an exhibit to this Annual Report on Form 10-KSB.

Item 14.	Principal Accountant Fees and Services

The following table sets forth information regarding amounts billed to us by our independent auditors, Manning Elliott LLP, Chartered Accountants, for each of our last two fiscal years:

		Year Ended August 31,
		2007		2006
Audit Fees		$11,350		$10,000
Audit Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$11,350		$10,000

Audit Fees

Audit fees are the aggregate fees billed by our independent auditor for the audit of our annual financial statements, reviews of our interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER EXPLORATION INC.

By: /s/ Warren Robb

Warren Robb
Chief Executive Officer and Chief Financial Officer
Date: December 7, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer, Chief	December 7, 2007
/s/ Warren Robb	Financial Officer, Principal Accounting and
Warren Robb	Director