Form 10QSB
period 2007-11-30
Pioneer Exploration Inc.
filed 2008-01-14
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended November 30, 2007

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _____to _____

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes[ X ] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 11,264,500 shares of common stock as of January 9, 2008.

Transitional Small Business Disclosure Format (check one): Yes[ ] No[ X ]

i

PIONEER EXPLORATION INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
November 30, 2007

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim financial statements of the Company are included in this Quarterly Report on Form 10-QSB:

Page

Balance Sheets as at November 30, 2007 (unaudited) and August 31, 2007	F-2

Statements of Operations for the three months ended November 30, 2007 and 2006 and for the period from incorporation (June 9, 2005) to November 30, 2007	F-3

Statements of Cash Flows for the three months ended November 30, 2007 and 2006	F-4

Notes to Financial Statements	F-5

Pioneer Exploration Inc.
(An Exploration Stage Company)

November 30, 2007

Pioneer Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	November 30,	August 31,
	2007	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	97	162
Total Assets	97	162

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	5,051	5,701
Accrued liabilities	11,600	749
Due to related party (Note3(a))	13,535	11,263
Total Liabilities	30,186	17,713
Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Preferred Stock, 10,000,000 shares authorized, $0.001 par value
No shares issued and outstanding	–	–
Common Stock, 65,000,000 shares authorized, $0.001 par value
11,264,500 shares issued and outstanding	11,265	11,265
Additional Paid-In Capital	59,636	59,636
Donated Capital (Note 3(b))	22,500	20,250
Deficit Accumulated During the Exploration Stage	(123,490)	(108,702)
Total Stockholders’ Equity (Deficit)	(30,089)	(17,551)
Total Liabilities and Stockholders’ Equity (Deficit)	97	162

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the
	June 9, 2005	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to November 30,	November 30,	November 30,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Donated rent (Note 3(b))	7,500	750	750
Donated services (Note 3(b))	15,000	1,500	1,500
General and administrative	8,782	781	303
Impairment loss on mineral properties	7,500	–	–
Mineral property costs	5,746	–	–
Professional fees	78,962	11,757	4,888

Total Expenses	123,490	14,788	7,441

Net Loss	(123,490)	(14,788)	(7,441)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		11,264,500	11,264,500

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	November30,	November30,
	2007	2006
	$	$
Operating Activities
Net loss	(14,788)	(7,441)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated services and rent	2,250	2,250
Changes in operating assets and liabilities:
Accounts payable	(650)	683
Accrued liabilities	10,851	1439
Due to related party	1,519	–
Net Cash Used In Operating Activities	(818)	(3,069)
Financing Activities
Advances from related party	753	–
Net Cash Provided By Financing Activities	753	–
Decrease in Cash	(65)	(3,069)
Cash - Beginning of Period	162	23,991
Cash - End of Period	97	20,922
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2007, the Company has a working capital deficiency of $30,089 and has accumulated losses of $123,490 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is August 31.

	b)	Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	c)	Use of Estimates

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

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies

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

The Company follows the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

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

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

k)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

l)	Mineral Property Costs

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

m)	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No.115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No.157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. Theadoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

n)	Recently adopted Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No.108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

n)	Recent Adopted Accounting Pronouncements (continued)

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

3.	Related Party Transactions

a)

As at November 30, 2007, the Company is indebted to the Secretary of the Company for $13,535 (August 31, 2007 - $11,263), representing expenditures paid on behalf of the Company. This amount is unsecured, bears no interest, and is due on demand.

b)

The Company recognizes donated rent at $250 per month, donated services provided by the Secretary of the Company at $250 per month and donated services provided by a Director of the Company at $250 per

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)

month. During the three-month period ended November 30, 2007, the Company recognized $750 (2006 – $750) in donated rent and $1,500 (2006 – $1,500) in donated services.

4.	Mineral Properties

The Company entered into an Agreement dated August 25, 2005 to acquire a 100% interest in three mineral claims located near Yale, British Columbia, Canada, in consideration for $7,500. The claims are registered in the name of the Secretary of the Company, who has executed a trust agreement whereby the Secretary agreed to hold the claims in trust on behalf of the Company. The Vendor retains a 2% net smelter royalty. The cost of the mineral property was initially capitalized. As at August 31, 2006, the Company recognized an impairment loss of $7,500, as it has not yet been determined whether there are proven or probable reserves on the property. The Company, effective November 30, 2007, has abandoned the exploration of this mineral property due to poor results from a first phase exploration program.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended November 30, 2007 should be read in conjunction with our unaudited financial statements and related notes for the three months ended November 30, 2007.

Overview of our Business

We are engaged in the acquisition and exploration of mineral exploration properties. We hold a 100% beneficial interest in three mineral exploration claims named Pipe 1, Queen 1 and Queen 2, which are collectively known as the "Pipe Property" and which are situated along Sawmill Creek, a tributary of the Fraser River, approximately 6.3 km (3.9 miles) northwest of Yale, British Columbia in the New Westminster mining division of British Columbia, Canada. We acquired the Pipe Property pursuant to a purchase agreement dated August 25, 2005. Thomas J. Brady, a director of our company, is holding the property in trust for us.

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

Exploration Stage Company

We are an exploration stage company. We have abandoned exploration of our only mineral property based on the results of a preliminary exploration program that we completed on our mineral property. Accordingly, we do not own any mineral properties that warrant further exploration.

Our Plan of Operations

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

(a)

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

(b)

We anticipate spending approximately $12,000 in complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly report, current report and proxy statement filings with the SEC.

As at November 30, 2007, we had cash of $97 and a working capital deficit of $30,089. Accordingly, we will require additional financing in the amount of $72,000 in order to fund our obligations as a reporting company under the Securities Act of 1934 and our general and administrative expenses for the next twelve months.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding our plan of operations as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to acquire any interest in a new property and our business plan will fail. Even if we are successful in obtaining equity financing and acquire an interest in a new property, additional exploration property will be required before a determination as to whether commercially exploitable mineralization or quantities of oil or gas present. If we do not continue to obtain additional financing, we will be forced to abandon our business and our plan of operations.

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

Results Of Operations – Three months ended November 30, 2007 and 2006

References to the discussion below to fiscal 2008 are to our current fiscal year which will end on November 30, 2008. References to fiscal 2007 is to our fiscal year ended August 31, 2007.

	Accumulated from June 9, 2005(Date of Inception) to November 30, 2007 $ (Unaudited)	For the Three Months Ended November 30, 2007 $ (Unaudited)	For the Three Months Ended November 30, 2006 $ (Unaudited)

Revenue	–	–	–

Expenses

Donated rent	7,500	750	750
Donated services	15,000	1,500	1,500
General and administrative	8,782	781	303
Impairment loss on mineral		–	-
properties	7,500
Mineral property costs	5,746	–	-
Professional fees	78,962	11,757	4,888
Total Expenses	123,490	14,788	7,441
Net Loss for the Period	(123,490)	(14,788)	(7,441)

Donated Rent

Donated rent is attributable to a rent expense of $250 per month attributable to the provision of our business premises without cost by Mr. Thomas J. Brady, our secretary and treasurer.

Donated Services

Donated services are attributable to an expense of $250 per month in respect of services without compensation provided by Mr. Warren Robb, our president and director, and an expense of $250 per month in respect of services without compensation provided by Mr. Thomas Brady, our secretary and treasurer.

Mineral Property Costs

We did not incur any mineral property costs during the first three months of fiscal 2008 as we have abandoned the exploration program on the Pipe Property.

Professional Fees

Professional expenses included legal, accounting and auditing expenses associated with our corporate organization, the preparation of our financial statements, our filing of a registration statement with the Securities and Exchange Commission and our ongoing reporting obligations under the Securities Exchange Act of 1934.

Loss

Our entire loss since inception totals $123,490 including $78,962 for professional fees, $5,746 for mineral property costs, $8,782 for general and administrative costs, $15,000 for donated services, $7,500 for donated rent and $7,500 impairment loss on mineral properties.

Liquidity And Capital Resources

Cash and Working Capital

As at November 30, 2007, we had cash of $97 and a working capital deficit of $30,089, compared to cash of $162 and working capital of $17,551 as at August 31, 2007.

Plan Of Operations

As described above, we have abandoned our exploration of the Pipe Property based on the initial results of our exploration program and we will require $42,000 to pay for anticipated professional fees and administrative expenses over the next twelve months. We will require additional financing of an unknown amount if we are to acquire an interest in a new mineral or oil and gas property. Further, we will require additional financing to continue to fund future exploration activities if we are successful in acquiring an interest in a new property. There is no assurance that we will acquire an interest in a new property or any financing that would enable us to complete any such acquisition or to carry out future exploration of any new property.

Cash Used In Operating Activities

We used cash of $818 in operating activities during the first three months of fiscal 2008 compared to cash used of $3,069 in operating activities during the first three months of fiscal 2007.

Cash From Investing Activities

We did not use any cash in investing activities during the first three months of fiscal 2008.

Cash from Financing Activities

We generated cash of $753 from financing activities attributable to advances a director during the first three months of fiscal 2008. We did not generate any cash from financing activities during the first three months of fiscal 2007.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Warren Robb. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During the fiscal quarter ended November 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended November 30, 2007.

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

6

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

7

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the three months ended November 30, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended November 30, 2007.

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
Date: January 9, 2008