Form 10-Q
period 2008-02-29
Pioneer Exploration Inc.
filed 2008-04-16
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number 333-135743

PIONEER EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0491551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 West Pender Street, Suite 520, Vancouver, British Columbia, Canada	V6C 1G8
(Address of principal executive offices)	(Zip Code)

604-618-0948
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes   [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 11, 2008
common stock - $0.001 par value	11,264,500

Form 10-Q – Q2	Pioneer Exploration Inc.	2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PIONEER EXPLORATION INC.
(an exploration stage company)

INTERIM FINANCIAL STATEMENTS

February 29, 2008

(Unaudited)

Form 10-Q – Q2	Pioneer Exploration Inc.	3

Pioneer Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	February 29,	August 31,
	2008	2007
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	311	162

Total Assets	311	162

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	20,137	5,701
Accrued liabilities	30,663	749
Due to related party (Note3(a))	17,239	11,263

Total Liabilities	68,039	17,713

Contingencies (Note 1)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value
No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value
11,264,500 shares issued and outstanding	11,265	11,265

Additional Paid-In Capital	59,636	59,636

Donated Capital (Note 3(b))	24,750	20,250

Deficit Accumulated During the Exploration Stage	(163,379)	(108,702)

Total Stockholders’ Deficit	(67,728)	(17,551)

Total Liabilities and Stockholders’ Deficit	311	162

(The accompanying notes are an integral part of these financial statements)

Form 10-Q – Q2	Pioneer Exploration Inc.	4

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	June 9, 2005	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to February 29,	February 29,	February 28,	February 29,	February 28,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 3(b))	8,250	750	750	1,500	1,500
Donated services (Note 3(b))	16,500	1,500	1,500	3,000	3,000
General and administrative	10,086	1,304	837	2,085	1,140
Impairment loss on mineral properties	7,500	–	–	–	–
Mineral property costs	5,887	141	2,425	141	2,425
Professional fees	115,156	36,194	12,848	47,951	17,736

Total Expenses	163,379	39,889	18,360	54,677	25,801

Net Loss	(163,379)	(39,889)	(18,360)	(54,677)	(25,801)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		11,265,000	11,265,000	11,265,000	11,390,000

(The accompanying notes are an integral part of these financial statements)

Form 10-Q – Q2	Pioneer Exploration Inc.	5

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	February 29,	February 28,
	2008	2007
	$	$
Operating Activities

Net loss	(54,677)	(25,801)

Adjustment to reconcile net loss to net cash used in
operating activities
Donated services and rent	4,500	4,500

Changes in operating assets and liabilities

Accounts payable	14,437	(3,000)
Accrued liabilities	29,913	12,329
Due from related party	1,723	(43)

Net Cash Used in Operating Activities	(4,104)	(12,015)

Financing Activities

Advances from related party	4,253	–

Net Cash Provided by Financing Activities	4,253	–

Increase (Decrease) in Cash	149	(12,015)

Cash - Beginning of Period	162	23,991

Cash - End of Period	311	11,976

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Form 10-Q – Q2	Pioneer Exploration Inc.	6

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at February 29, 2008, the Company has a working capital deficiency of $67,728 and has accumulated losses of $163,379 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Form 10-Q – Q2	Pioneer Exploration Inc.	7

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Mineral Property Costs

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

	f)	Long-lived Assets

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

	g)	Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

	h)	Financial Instruments

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

	i)	Income Taxes

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

Form 10-Q – Q2	Pioneer Exploration Inc.	8

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Foreign Currency Translation

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

	k)	Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	l)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2008 and February 28, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	m)	Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007Revised) “Business Combinations”. SFAS No. 141 (revised 2007Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141 (revised 2007) The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007)The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Form 10-Q – Q2	Pioneer Exploration Inc.	9

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recently Issued Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

	o)	Recent Adopted Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company’s financial statements.

Form 10-Q – Q2	Pioneer Exploration Inc.	10

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(unaudited)

3.	Related Party Transactions

a)

As at February 29, 2008, the Company is indebted to the Secretary of the Company for $17,239 (August 31, 2007 - $11,263), representing expenditures paid on behalf of the Company. This amount is unsecured, bears no interest, and is due on demand.

b)

The Company recognizes donated rent at $250 per month, donated services provided by the Secretary of the Company at $250 per month and donated services provided by the President of the Company at $250 per month. During the six- month period ended February 29, 2008, the Company recognized $1,500 (2007 – $1,500) in donated rent and $3,000 (2007 – $3,000) in donated services.

4.	Mineral Properties

The Company entered into an agreement dated August 25, 2005 to acquire a 100% interest in three mineral claims located near Yale, British Columbia, Canada, for consideration of $7,500. The claims are registered in the name of the Secretary of the Company, who has executed a trust agreement whereby the Secretary agreed to hold the claims in trust on behalf of the Company. The Vendor retains a 2% net smelter royalty. The cost of the mineral property was initially capitalized. As at August 31, 2006, the Company recognized an impairment loss of $7,500, as it had not yet been determined whether there are proven or probable reserves on the property. On January 16, 2008, the three mineral claims were allowed to lapse due to poor results from the first phase of the exploration program.

Form 10-Q – Q2	Pioneer Exploration Inc.	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Pioneer’s financial condition, changes in financial condition and results of operations for the three and six months ended February 29, 2008 should be read in conjunction with Pioneer’s unaudited financial statements and related notes for the three and six months ended February 29, 2008.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Pioneer’s capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding Pioneer’s ability to carry out its planned exploration programs on its mineral properties. Forward-looking statements are made, without limitation, in relation to Pioneer’s operating plans, Pioneer’s liquidity and financial condition, availability of funds, operating and exploration costs and the market in which Pioneer competes. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Pioneer files with the SEC. These factors may cause Pioneer’s actual results to differ materially from any forward-looking statement. Pioneer disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

Pioneer is engaged in the acquisition and exploration of mineral exploration properties. Up until January17, 2008, Pioneer held a 100% beneficial interest in three mineral exploration claims named Pipe 1, Queen 1 and Queen 2, which were collectively known as the “Pipe Property” and which were situated along Sawmill Creek, a tributary of the Fraser River, approximately 6.3 kilometres (3.9 miles) northwest of Yale, British Columbia in the New Westminster mining division of British Columbia, Canada. Pioneer acquired the Pipe Property pursuant to a purchase agreement dated August 25, 2005. Thomas J. Brady, a director of Pioneer, was holding the property in trust for Pioneer.

Pioneer conducted the first phase of an initial preliminary exploration program for nickel and molybdenum on the Pipe Property. Pioneer obtained a geological report in November 2007 that summarizes the results and conclusions of this initial phase, which concluded that further exploration of the Pipe Property is not warranted. Accordingly, Pioneer has abandoned any further exploration of the Pipe Property and on January 16, 2008 Pioneer allowed its registration on the Pipe Property to lapse.

Pioneer is presently seeking to acquire a new mineral or oil and gas exploration property. Pioneer has minimal finances and accordingly there is no assurance that it will be able to acquire an interest in a new property. Management anticipates that Pioneer will have to complete additional financings in connection with the acquisition of any new property. To date, Pioneer has not entered into any agreement for the acquisition of any interest in a new property. Further, Pioneer has no arrangements for any financing required to fund its continued operations or the acquisition of any interest in a new property. Based on its financial position, there is no assurance that Pioneer will be able to continue its business operations.

Pioneer has not generated any revenue or conducted any development operations since inception.

Form 10-Q – Q2	Pioneer Exploration Inc.	12

Exploration Stage Company

Pioneer is an exploration stage company. Pioneer has abandoned exploration of its only mineral property, the Pipe Property, based on the results of a preliminary exploration program that Pioneer had completed on its mineral property. Accordingly, Pioneer does not own any mineral properties that warrant further exploration.

Plan of Operation

Pioneer’s plan of operations is to seek to acquire an interest in a new mineral or oil and gas exploration property. Pioneer has minimal finances and accordingly there is no assurance that it will be able to acquire an interest in any new property. Management anticipates that Pioneer will have to complete additional financings in connection with the acquisition of any interest in a new property. To date, Pioneer has not entered into any agreements for the acquisition of any interest in a new property. Further, Pioneer has no arrangements for any financing required to fund its continued operations or the acquisition of any interest in a new property. Further, even if Pioneer is able to acquire an interest in a new property, there is no assurance that it will be able to raise the financing necessary to complete exploration of the new property. Based on Pioneer’s financial position, there is no assurance that Pioneer will be able to continue its business operations.

In addition, management anticipates incurring the following expenses during the next 12 month period:

(a)

Management anticipates, in addition to funding its working capital deficit, spending approximately $42,000 for the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Pioneer’s regulatory filings throughout the year, as well as transfer agent fees, and general office expenses.

(b)

As at February 29, 2008, Pioneer had cash of $311 and a working capital deficit of $67,728. Accordingly, Pioneer will require additional financing in the amount of $109,728 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

During the 12 month period following the date of this quarterly report, management anticipates that Pioneer will not generate any revenue. Accordingly, Pioneer will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding Pioneer’s plan of operations as Pioneer does not have tangible assets to secure any debt financing. Management anticipates that additional funding will be in the form of equity financing from the sale of Pioneer’s common stock. However, Pioneer does not have any financing arranged and it cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, Pioneer will not be able to acquire any interest in a new property and its business plan will fail. Even if Pioneer is successful in obtaining equity financing and acquires an interest in a new property, additional exploration property will be required before a determination as to whether commercially exploitable mineralization or quantities of oil or gas are present. If Pioneer does not continue to obtain additional financing, it will be forced to abandon its business and its plan of operations.

Risk Factors

An investment in Pioneer’s common stock involves a number of very significant risks. Prospective investors should refer to all the risk factors disclosed in Pioneer’s Form SB-2/A filed on February 20, 2007.

Form 10-Q – Q2	Pioneer Exploration Inc.	13

Liquidity

Cash and Working Capital

As at February 29, 2008, Pioneer had cash of $311 and a working capital deficit of $67,728, compared to cash of $162 and working capital of $17,551 as at August 31, 2007.

Plan of Operations

As described above, Pioneer has abandoned its exploration of the Pipe Property based on the initial results of its exploration program and in addition to funding its working capital deficit Pioneer will require $42,000 to pay for anticipated professional fees and administrative expenses over the next 12 months. Pioneer will require additional financing of an unknown amount if it is to acquire an interest in a new mineral or oil and gas property. Further, Pioneer will require additional financing to continue to fund future exploration activities if it is successful in acquiring an interest in a new property. There is no assurance that Pioneer will acquire an interest in a new property or any financing that would enable Pioneer to complete any such acquisition or to carry out future exploration of any new property.

Cash Used In Operating Activities

Pioneer used cash of $4,104 in operating activities during the first six months of fiscal 2008 compared to cash used of $12,015 in operating activities during the first six months of fiscal 2007.

Cash From Investing Activities

Pioneer did not use any cash in investing activities during the first six months of fiscal 2008 or fiscal 2007.

Cash from Financing Activities

Pioneer generated cash of $4,253 from financing activities attributable to advances from a director during the first six months of fiscal 2008. Pioneer did not generate any cash from financing activities during the first six months of fiscal 2007.

Results of Operations – Three and Six months ended February 29, 2008 and 2007

References to the discussion below to fiscal 2008 are to Pioneer’s current fiscal year, which will end on August 31, 2008. References to fiscal 2007 are to Pioneer’s fiscal year ended August 31, 2007.

	Accumulated from	For the	For the	For the	For the
	June 9, 2005	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to February 29,	February 29,	February 28,	February 29,	February 28,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent	8,250	750	750	1,500	1,500
Donated services	16,500	1,500	1,500	3,000	3,000
General and administrative	10,086	1,304	837	2,085	1,140
Impairment loss on mineral properties	7,500	–	–	–	–
Mineral property costs	5,746	–	2,425	–	2,425
Professional fees	115,297	36,335	12,848	48,092	17,736

Total Expenses	163,379	39,889	18,360	54,677	25,801

Net Loss	(163,379)	(39,889)	(18,360)	(54,677)	(25,801)

Form 10-Q – Q2	Pioneer Exploration Inc.	14

Donated Rent

Donated rent is attributable to a rent expense of $250 per month attributable to the provision of Pioneer’s business premises without cost by Mr. Thomas J. Brady, Pioneer’s corporate secretary and treasurer.

Donated Services

Donated services are attributable to an expense of $250 per month in respect of services without compensation provided by Mr. Warren Robb, Pioneer’s CEO, president and director, and an expense of $250 per month in respect of services without compensation provided by Mr. Thomas Brady, Pioneer’s corporate secretary and treasurer.

Mineral Property Costs

Pioneer incurred $144 in mineral property costs during the first six months of fiscal 2008. Pioneer has abandoned the exploration program on the Pipe Property.

Professional Fees

Professional expenses included legal, accounting and auditing expenses associated with Pioneer’s corporate organization, the preparation of its financial statements, and its ongoing reporting obligations under the Securities Exchange Act of 1934.

Going Concern

Pioneer has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons Pioneer’s auditors stated in their report that they have substantial doubt Pioneer will be able to continue as a going concern.

Future Financings

Management anticipates continuing to rely on equity sales of Pioneer’s common stock in order to continue to fund its business operations. Issuances of additional common stock will result in dilution to Pioneer’s existing stockholders. There is no assurance that Pioneer will achieve any additional sales of its common stock or arrange for debt or other financing to fund its planned activities.

Off-balance Sheet Arrangements

Pioneer has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Material Commitments for Capital Expenditures

Pioneer had no contingencies or long-term commitments at February 29, 2008.

Tabular Disclosure of Contractual Obligations

Pioneer is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Form 10-Q – Q2	Pioneer Exploration Inc.	15

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Pioneer regularly evaluates estimates and assumptions related to the recovery of long-lived assets, donated expenses and deferred income tax asset valuation allowances. Pioneer bases its estimates and assumptions on current facts, historical experience and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Pioneer may differ materially and adversely from Pioneer’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Mineral Property Costs

Pioneer has been in the exploration stage since its inception on June 9, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. Pioneer assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Pioneer is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including Warren Robb, Pioneer’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Mr. Robb has evaluated the effectiveness of the design and operation of Pioneer’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Mr. Robb has concluded that, as of the Evaluation Date, Pioneer’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports Pioneer files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Pioneer’s internal controls or, to Pioneer’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the Evaluation Date.

Form 10-Q – Q2	Pioneer Exploration Inc.	16

Management’s Report on Internal Controls over Financial Reporting

Pioneer is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Pioneer is not a party to any pending legal proceedings and, to the best of Pioneer’s knowledge, none of Pioneer’s property or assets are the subject of any pending legal proceedings.

Item 1A. Risk Factors.

Pioneer is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Pioneer did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Pioneer did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Pioneer. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, Pioneer reported all information that was required to be disclosed in a report on Form 8-K.

Pioneer has adopted a new code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. Pioneer undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact Tom Brady at 1-604-618-0948 to request a copy of Pioneer’s code of ethics. Management believes Pioneer’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Form 10-Q – Q2	Pioneer Exploration Inc.	17

Item 6. Exhibits

(a)        Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are incorporated by reference to Pioneer’s previously filed Form SB-2 and Form 10-QSB’s.

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed

10.1	Property Purchase Agreement dated August 25, 2005, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed

10.2	Declaration of Trust, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed

10.3	Geological Report on the Pipe Claims, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed

14.1	Code of Ethics.	Included

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Pioneer Exploration Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PIONEER EXPLORATION INC.

Dated: April 16, 2008	By:	/s/ Warren Robb
Name: Warren Robb
Title: CEO and CFO
(Principal Executive Officer and
Principal Financial Officer)