Form 10-Q
period 2008-05-31
Pioneer Exploration Inc.
filed 2008-07-15
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     May 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to____________________

Commission file number     333-135743

PIONEER EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0491551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
750 West Pender Street, Suite 202, Vancouver, British Columbia, Canada	V6C 2T7
(Address of principal executive offices)	(Zip Code)
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
 [ X ] Yes         [    ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer                                                [     ]                                                                                                    Accelerated filer                                                               [     ]
Non-accelerated filer                                                     [     ]  (Do not check if a smaller reporting company)               Smaller reporting company                                            [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 14, 2008
common stock - $0.001 par value	11,264,500

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

PIONEER EXPLORATION INC.
(an exploration stage company)

INTERIM FINANCIAL STATEMENTS

May 31, 2008

(Unaudited)

Page - 2

Pioneer Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2008 $	August 31, 2007 $
	(unaudited)
ASSETS

Current Assets

Cash	3,344	162

Total Assets	3,344	162

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	8,411	5,701
Accrued liabilities	29,299	749
Due to related party (Note 3(a))	40,678	11,263

Total Liabilities	78,388	17,713

Contingencies (Note 1)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value 11,264,500 shares issued and outstanding	11,265	11,265

Additional Paid-In Capital	59,636	59,636

Donated Capital (Note 3(b))	27,000	20,250

Deficit Accumulated During the Exploration Stage	(172,945)	(108,702)

Total Stockholders’ Deficit	(75,044)	(17,551)

Total Liabilities and Stockholders’ Deficit	3,334	162

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	June 9, 2005	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to May 31,	May 31,	May 31,	May 31,	May 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 3(b))	9,000	750	750	2,250	2,250
Donated services (Note 3(b))	18,000	1,500	1,500	4,500	4,500
General and administrative	10,936	850	2,867	2,935	4,007
Impairment loss on mineral properties	7,500	–	–	–	–
Mineral property costs	5,887	–	–	141	2,425
Professional fees	121,622	6,466	5,819	54,417	23,555

Total Expenses	172,945	9,566	10,936	64,243	36,737

Net Loss	(172,945)	(9,566)	(10,936)	(64,243)	(36,737)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	–

Weighted Average Shares Outstanding		11,265,000	11,265,000	11,265,000	11,265,000

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2008	2007
	$	$

Operating Activities

Net loss	(64,243)	(36,737)

Adjustment to reconcile net loss to net cash used in operating activities

Donated services and rent	6,750	6,750

Changes in operating assets and liabilities

Accounts payable	2,710	(2,337)
Accrued liabilities	28,550	9,245
Due from related party	1,723	387

Net Cash Used In Operating Activities	(24,510)	(22,692)

Financing Activities

Advances from related party	27,692	–

Net Cash Provided by Financing Activities	27,692	–

Increase (Decrease) in Cash	3,182	(22,692)

Cash - Beginning of Period	162	23,991

Cash - End of Period	3,344	1,299

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2008, the Company has a working capital deficiency of $75,044 and has accumulated losses of $172,945 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

l)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

m)	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(unaudited)

2.       Summary of Significant Accounting Policies (continued)

        m)  Recently Issued Accounting Pronouncements (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141 (revised 2007) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

n)	Recent Adopted Accounting Pronouncements

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

3.	Related Party Transactions

a)
As at May 31, 2008, the Company is indebted to the Secretary of the Company for $40,678 (August 31, 2007 - $11,263), representing expenditures paid on behalf of the Company. This amount is unsecured, bears no interest, and is due on demand.

b)
The Company recognizes donated rent at $250 per month, donated services provided by the Secretary of the Company at $250 per month and donated services provided by the President of the Company at $250 per month. During the nine month period ended May 31, 2008, the Company recognized $2,250 (2007 – $2,250) in donated rent and $4,500 (2007 – $4,500) in donated services.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Pioneer’s financial condition, changes in financial condition and results of operations for the three and nine months ended May 31, 2008 should be read in conjunction with Pioneer’s unaudited financial statements and related notes for the three and nine months ended May 31, 2008.

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

Overview

Pioneer is engaged in the acquisition and exploration of mineral exploration properties.  Up until January 17, 2008, Pioneer held a 100% beneficial interest in three mineral exploration claims named Pipe 1, Queen 1 and Queen 2, which were collectively known as the “Pipe Property” and which were situated along Sawmill Creek, a tributary of the Fraser River, approximately 6.3 kilometres (3.9 miles) northwest of Yale, British Columbia in the New Westminster mining division of British Columbia, Canada.  Pioneer acquired the Pipe Property pursuant to a purchase agreement dated August 25, 2005.  Thomas J. Brady, a director of Pioneer, was holding the property in trust for Pioneer.

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

Page - 11

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

(b)
As at May 31, 2008, Pioneer had cash of $3,344 and a working capital deficit of $75,044.  Accordingly, Pioneer will require additional financing in the amount of $117,044 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity

Cash and Working Capital

As at May 31, 2008, Pioneer had cash of $3,344 and a working capital deficit of $75,044, compared to cash of $162 and working capital of $17,551 as at August 31, 2007.

Page - 12

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

Cash Used In Operating Activities

Pioneer used cash of $24,510 in operating activities during the first nine months of fiscal 2008 compared to cash used of $22,692 in operating activities during the first nine months of fiscal 2007.

Cash From Investing Activities

Pioneer did not use any cash in investing activities during the first nine months of fiscal 2008 or fiscal 2007.

Cash Provided By Financing Activities

Pioneer generated cash of $27,692 from financing activities attributable to advances from a director during the first nine months of fiscal 2008.  Pioneer did not generate any cash from financing activities during the first nine months of fiscal 2007.

Results of Operations – Three and Nine months ended May 31, 2008 and 2007

References to the discussion below to fiscal 2008 are to Pioneer’s current fiscal year, which will end on August 31, 2008.  References to fiscal 2007 are to Pioneer’s fiscal year ended August 31, 2007.

	Accumulated from June 9, 2005 (Date of Inception) to May 31, 2008 $	For the Three Months Ended May 31, 2008 $	For the Three Months Ended May 31, 2007 $	For the Nine months Ended May 31, 2008 $	For the Nine months Ended May 31, 2007 $

Revenue	–	–	–	–	–

Expenses

Donated rent	9,000	750	750	2,250	2,250
Donated services	18,000	1,500	1,500	4,500	4,500
General and administrative	10,936	850	2,867	2,935	4,007
Impairment loss on mineral properties	7,500	–	–	–	–
Mineral property costs	5,887	–	–	141	2,425
Professional fees	121,622	6,466	5,819	54,417	23,555

Total Expenses	172,945	9,566	10,936	64,243	36,737

Net Loss	(172,945)	(9,566)	(10,936)	(64,243)	(36,737)

Donated Rent

Donated rent is attributable to a rent expense of $250 per month attributable to the provision of Pioneer’s business premises without cost by Mr. Thomas J. Brady, Pioneer’s corporate secretary and treasurer.

Page - 13

Donated Services

Donated services are attributable to an expense of $250 per month in respect of services without compensation provided by Mr. Warren Robb, Pioneer’s CEO, president and director, and an expense of $250 per month in respect of services without compensation provided by Mr. Thomas Brady, Pioneer’s corporate secretary and treasurer.

Mineral Property Costs

Pioneer incurred $141 in mineral property costs during the first nine months of fiscal 2008.  Pioneer has abandoned the exploration program on the Pipe Property.

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

Pioneer had no contingencies or long-term commitments at May 31, 2008.

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

Page - 14

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

Page - 15

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

Page - 16

Item 6.  Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are incorporated by reference to Pioneer’s previously filed Form SB-2 and Form 10-Q’s.

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
3.2	By-Laws, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
10.1	Property Purchase Agreement dated August 25, 2005, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
10.2	Declaration of Trust, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
10.3	Geological Report on the Pipe Claims, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
14	Code of Ethics filed as an exhibit to Pioneer’s Form 10-Q (Quarterly Report) filed on April 16, 2008, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Pioneer Exploration Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PIONEER EXPLORATION INC.

By:/s/ Warren Robb
Dated:                      July 14, 2008
Name:                      Warren Robb
Title:                      CEO and CFO
(Principal Executive Officer and
  Principal Financial Officer)

Page - 17

Exhibit 31

Page - 18

PIONEER EXPLORATION INC.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Warren Robb, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending May 31, 2008 of Pioneer Exploration Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  July 14, 2008

/s/ Warren Robb
Warren Robb
Chief Executive Officer

Page - 19

PIONEER EXPLORATION INC.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Warren Robb, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending May 31, 2008 of Pioneer Exploration Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  July 14, 2008

/s/ Warren Robb
Warren Robb
Chief Financial Officer

Page - 20

Exhibit 32

Page - 21

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending May 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Warren Robb, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Warren Robb
Warren Robb
Chief Executive Officer

July 14, 2008

Page - 22

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending May 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Warren Robb, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Warren Robb
Warren Robb
Chief Financial Officer

July 14, 2008

Page - 23