Form 10-K
period 2008-08-31
Pioneer Exploration Inc.
filed 2008-12-02
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     August 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number   000-51841

PIONEER EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	98-0491551 (I.R.S. Employer Identification No.)
750 West Pender Street, Suite 202 Vancouver, British Columbia, Canada (Address of principal executive offices)	V6C 2T7 (Zip Code)

Registrant’s telephone number, including area code:  210 401 9857

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     [   ] Yes         [ T ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     [   ] Yes         [ T ]  No

Page - 1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ T ] Yes         [   ]  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ T ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer                                                [     ]                                                                                                                                                               Accelerated filer                                                      [     ]
Non-accelerated filer                                                     [     ]  (Do not check if a smaller reporting company)                                                                           Smaller reporting company                                   [ T ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ X ] Yes         [   ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $826,450 as of February 29, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 28, 2008
common stock - $0.0001 par value	11,264,500

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation) and Exhibit 3.2 (By-laws) both filed as exhibits to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006; Exhibit 10.4 (Letter Agreement (Macleod)) filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 13, 2008; Exhibit 10.5 (Letter Agreement(McGavney)) filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 13, 2008; Exhibit 10.6 (Share Purchase Agreement (Macleod)) filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 26, 2008; Exhibit 10.7 (Share Purchase Agreement (McGavney)) filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 26, 2008; and Exhibit 14 (Code of Ethics) filed as an exhibit to Pioneer’s Form 10-Q (Quarterly Report) filed on April 16, 2008.

Page - 2

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Pioneer’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Pioneer’s files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended August 31, 2008, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-K and Pioneer disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  Pioneer may, from time to time, make oral forward-looking statements.  Pioneer strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Pioneer’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Pioneer to materially differ from those in the oral forward-looking statements. Pioneer disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.                      Description of Business.

(a)	Business Development

Pioneer Exploration Inc. (“Pioneer”) is a Nevada corporation that was incorporated on June 9, 2005.

Pioneer maintains its statutory resident agent’s office at Suite 304, 2470 Saint Rose Parkway, Henderson, Nevada, 89074 and its business office is located at 750 West Pender Street, Suite 202, Vancouver, British Columbia, V6C 2T7, Canada.  Pioneer’s office telephone number is (604) 618-0948.

Pioneer has an authorized capital of 65,000,000 shares of common stock with a par value of $0.001 per share with 11,264,500 shares of common stock currently issued and outstanding.

Pioneer has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Pioneer’s business.

(b)	Business of Pioneer

Pioneer is engaged in the acquisition and exploration of mineral exploration properties.

Pioneer is presently seeking to acquire a new mineral or oil and gas exploration property.  Pioneer has minimal finances and accordingly there is no assurance that it will be able to acquire an interest in a new property.  Pioneer anticipates that it will have to complete additional financings in connection with the acquisition of any new property.  To date, Pioneer has not entered into any agreement for the acquisition of any interest in a new property.  Further, Pioneer has no arrangements for any financing required to fund its continued operations or the acquisition of any interest in a new property.  Based on Pioneer’s financial position, there is no assurance that it will be able to continue its business operations.

Page - 3

Pioneer has not generated any revenue or conducted any development operations since inception.

In January 2008, Pioneer abandoned its interest in three mineral exploration claims named Pipe 1, Queen 1 and Queen 2, which were collectively known as the “Pipe Property” and which are situated along Sawmill Creek, a tributary of the Fraser River, approximately 6.3 km (3.9 miles) northwest of Yale, British Columbia in the New Westminster mining division of British Columbia, Canada.  Pioneer conducted the first phase of an initial preliminary exploration program for nickel and molybdenum on the Pipe Property.  Pioneer obtained a geological report in November 2007 that summarized the results and conclusions of this initial phase, which concluded that further exploration of the Pipe Property was not warranted.  Accordingly, Pioneer has abandoned its interest in the Pipe Property.

Subsequent to Pioneer’s fiscal year end, Pioneer also entered in two share purchase agreements to acquire an aggregate 125,000 shares in the capital of Macallan Oil & Gas Inc., which represents 2.1% of all of the issued and outstanding shares of Macallan Oil & Gas Inc.  Macallan Oil & Gas Inc. is a private Barbados company and has a 39% revenue interest in an oil discovery in Trinidad Tobago.

On November 20, 2008, Pioneer entered into a share purchase agreement with Scott Macleod for the acquisition of 75,000 shares in the capital of Macallan Oil & Gas Inc. for the purchase price of CDN$56,250.  Pioneer has agreed to pay Mr. Macleod CDN$11,700 as an initial payment, which was paid by Pioneer to Mr. Macleod on the day of signing the share purchase agreement.  Pioneer must also make three more payments of CDN$14,850 each, with each payment due on or before January 19, 2009, March 20, 2009 and May 19, 2009 respectively.  Upon receipt of the final payment Mr. Macleod will deliver his 75,000 shares to Pioneer.

Also, on November 20, 2008, Pioneer entered into a share purchase agreement with Ian McGavney for the acquisition of 50,000 shares in the capital of Macallan Oil & Gas Inc. for the purchase price of CDN$37,500.  Pioneer has agreed to pay Mr. McGavney CDN$7,800 as an initial payment, which was paid by Pioneer to Mr. McGavney on the day of signing the share purchase agreement.  Pioneer must also make three more payments of CDN$9,900 each, with each payment due on or before January 19, 2009, March 20, 2009 and May 19, 2009 respectively.  Upon receipt of the final payment Mr. McGavney will deliver his 50,000 shares to Pioneer.

The effective date of sale and purchase of the 125,000 shares will be the date on which the full amount of the purchase price is paid and delivered to the sellers.

Also, both share purchase agreements provide that if Pioneer raises CDN$250,000 or more at any one time Pioneer will pay out the remaining payments to the sellers at their demand.

See Exhibit 10.6 – Share Purchase Agreement (Macleod) and Exhibit 10.7 – Share Purchase Agreement (McGavney) for more details.

On November 20, 2008, the Company received a $50,000 loan by issue of a promissory note. The note is convertible to 200,000 common shares of the Company at the lender’s sole option. The note is non-interest bearing, unsecured and is payable on demand.  See Exhibit 10.8 – Promissory Note for more details.

Competition

The mineral exploration business is an extremely competitive industry.  Pioneer is competing with many other exploration companies looking for minerals.  Pioneer is one of the smallest exploration companies and a very small participant in the mineral exploration business.  Being a junior mineral exploration company, Pioneer competes with other similar companies for financing and joint venture partners.  Additionally, Pioneer competes for resources such as professional geologists, camp staff, rental equipment, and mineral exploration supplies.

Raw Materials

The raw materials for any of Pioneer’s exploration program will include camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available from a variety of suppliers.  If heavy machinery and qualified operators are required, Pioneer intends to contract the services of professional mining contractors, drillers and geologist.

Page - 4

Dependence on Major Customers

Pioneer has no customers.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Pioneer has no intellectual property such as patents or trademarks. Additionally, Pioneer has no royalty agreements or labor contracts.

Government Controls and Regulations

Pioneer’s business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time.  However, Pioneer is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective.  Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by Pioneer.

The various levels of government controls and regulations address, among other things, the environmental impact of mining and mineral processing operations.  With respect to the regulation of mining and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards.  Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mining properties following the cessation of operations, and may require that some former mining properties be managed for long periods of time.

Costs and Effects of Compliance with Environmental Laws

Pioneer currently has no costs to comply with environmental laws.

Expenditures on Research and Development During the Last Two Fiscal Years

Pioneer has not incurred any research or development expenditures since its inception on June 9, 2005.

Number of Total Employees and Number of Full Time Employees

Pioneer does not have any employees other than the directors and officers of Pioneer.  Pioneer intends to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on as required throughout the course of its mineral exploration program.

Item 1A.  Risk Factors.

Pioneer is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.  Unresolved Staff Comments.

Pioneer is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.                      Description of Property.

Pioneer’s executive offices are located at 750 West Pender Street, Suite 202, Vancouver, British Columbia, V6C 2T7, Canada.

Pioneer currently has no interest in any property.

Item 3.                      Legal Proceedings.

Pioneer is not a party to any pending legal proceedings and, to the best of Pioneer’s knowledge, none of Pioneer’s property or assets are the subject of any pending legal proceedings.

Page - 5

Item 4.                      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

Pioneer’s common stock has been quoted on the NASD OTC Bulletin Board under the symbol “PIEX” since October 9, 2007.  The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended November 26, 2008.  The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
26 November 2008	$0.95	$0.10	Pink OTC Markets Inc.
31 August 2008	$0.10	$0.10	Pink OTC Markets Inc.
31 May 2008	$0.10	$0.10	Pink OTC Markets Inc.
29 February 2008	$0.10	$0.10	Pink OTC Markets Inc.
30 November 2007	$0.10	$0.10	Pink OTC Markets Inc.

(b)           Holders of Record

Pioneer has approximately 40 holders of record of Pioneer’s common stock as of November 26, 2008 according to a shareholders’ list provided by Pioneer’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by Pioneer of the number of beneficial owners of common stock held in street name.  The transfer agent for Pioneer’s common stock is Empire Stock Transfer Inc., 2470 St. Rose Parkway, Suite #304, Henderson, Nevada, 89074 and their telephone number is 702-818-5898.

(c)           Dividends

Pioneer has declared no dividends on its common stock, and is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock.  Dividends are declared at the sole discretion of Pioneer’s Board of Directors.

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Pioneer’s common stock.

Page - 6

(e)	Penny Stock Rules

Trading in Pioneer’s common stock is subject to the “penny stock” rules.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends Pioneer’s common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Pioneer’s securities, which could severely limit their market price and liquidity of Pioneer’s securities.  The application of the “penny stock” rules may affect your ability to resell Pioneer’s securities.

Item 6.  Selected Financial Data.

Pioneer is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF THE PLAN OF OPERATION OF PIONEER EXPLORATION INC. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Pioneer was incorporated in the State of Nevada on June 9, 2005.

Pioneer is an exploration stage company.  Pioneer’s principal business is the acquisition and exploration of mineral resources.  Pioneer does not currently have any interest in any mineral exploration properties and is presently seeking to acquire a new mineral or oil and gas exploration property.

Management has decided to expand Pioneer’s focus and identify and assess new projects for acquisition purposes that are more global in nature.  Management will continue to focus on exploring and adding value to the project interests already acquired but will also now focus on new projects on an international level.

Plan of Operation

During the next 12 months management plans on acquiring an interest in a new mineral or oil and gas exploration property.  Pioneer has minimal finances and accordingly there is no assurance that it will be able to acquire an interest in any new property.  Management anticipates that Pioneer will have to complete additional financings in connection with the acquisition of any interest in a new property.  To date, Pioneer has not entered into any agreements for the acquisition of any interest in a new property.  Further, Pioneer has no arrangements for any financing required to funds our continued operations or the acquisition of any interest in a new property.  Further, even if Pioneer is able to acquire an interest in a new property, there is no assurance that it will be able to raise the financing necessary to complete exploration of the new property.  Based on Pioneer’s financial position, there is no assurance that Pioneer will be able to continue its business operations.

In addition, management anticipates incurring the following expenses during the next 12 month period:

•
Management anticipates spending approximately $2,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $30,000 over the next 12 months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Pioneer’s regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

Page - 7

•
Management anticipates spending approximately $12,000 in complying with Pioneer’s obligations as a reporting company under the Securities Exchange Act of 1934.  These expenses will consist primarily of professional fees relating to the preparation of Pioneer’s financial statements and completing its annual report, quarterly report, and current report filings with the SEC.

•	To complete the acquisition of the Macallan Oil & Gas shares, Pioneer will need to pay approximately $75,000.

As at August 31, 2007, Pioneer had cash of $217 and a working capital deficit of $78,807.  Accordingly, Pioneer will require additional financing in the amount of $195,590 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

During the 12 month period following the date of this annual report, management anticipates that Pioneer will not generate any revenue.  Accordingly, Pioneer will be required to obtain additional financing in order to continue its plan of operations.  Management believes that debt financing will not be an alternative for funding Pioneer’s plan of operations as it does not have tangible assets to secure any debt financing.  Rather management anticipates that additional funding will be in the form of equity financing from the sale of Pioneer’s common stock.  However, Pioneer does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations.  In the absence of such financing, Pioneer will not be able to acquire any interest in a new property and its business plan will fail.  Even if Pioneer is successful in obtaining equity financing and acquire an interest in a new property, additional exploration property will be required before a determination as to whether commercially exploitable mineralization or quantities of oil or gas present.  If Pioneer does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Risk Factors

An investment in Pioneer’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Pioneer’s Form SB-2/A filed on February 20, 2007 and Pioneer’s Form 10-KSB filed on December 11, 2007.

Financial Condition

As at August 31, 2008, Pioneer had a cash balance of $217.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Pioneer’s common stock or sale of part of its interest in Macallan Oil & Gas Inc.  If Pioneer is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Pioneer.  Pioneer does not have any financing arranged and Pioneer cannot provide investors with any assurance that Pioneer will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Pioneer’s business will fail.

Based on the nature of Pioneer’s business, management anticipates incurring operating losses in the foreseeable future.  Management bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Pioneer’s future financial results are also uncertain due to a number of factors, some of which are outside its control.  These factors include, but are not limited to:

•	Pioneer’s ability to raise additional funding;
•	the market price for minerals;
•	the results of Pioneer’s proposed exploration programs on its exploration mineral properties; and
•	Pioneer’s ability to find joint venture partners for the development of its exploration mineral properties.

Due to Pioneer’s lack of operating history and present inability to generate revenues, Pioneer’s auditors have stated their opinion that there currently exists a substantial doubt about Pioneer’s ability to continue as a going concern.  Even if Pioneer acquires a mineral or oil and gas property and raises the necessary capital to conduct an exploration program, and it is successful in identifying a mineral deposit, Pioneer will have to spend substantial funds on further drilling and engineering studies before it will know if it has a commercially viable mineral deposit or reserve.

Functional Currency

Pioneer’s functional currency is the United States dollar.  Pioneer has determined that its functional currency is the United States dollar for the following reasons:

●      Pioneer’s current and future financings are and will be in United States dollars;
●      Pioneer maintains a majority of its cash holdings in United States dollars;
●      a majority of Pioneer’s administrative expenses are undertaken in United States dollars; and
●      all cash flows are generated in United States dollars.

Page - 8

Exploration Expenses – Canadian GAAP vs. US GAAP

Under Canadian GAAP, mineral properties including exploration, development and acquisition costs, are carried at cost and charged to operations if the properties are abandoned or impaired.  Under US GAAP, all expenditures relating to mineral interests prior to the completion of a definitive feasibility study, which establishes proven and probable reserves, must be expensed as incurred.  Once a final feasibility study has been completed, additional costs incurred to bring a mine into production are capitalized as development costs.  Pioneer’s audited financial statements use US GAAP.

Liquidity and Capital Resources

As of August 31, 2008, Pioneer had total assets of $217, and a working capital deficit of $78,807, compared with a working capital deficit of $17,551 as of August 31, 2007.  The increase in the working capital deficit was primarily due to an increase in accrued liabilities and amounts due to related parties.  The assets consisted of $217 in cash and the liabilities consisted of $5,215 in accounts payable, $29,351 in accrued liabilities, and $44,458 due to a related party.

There are no assurances that Pioneer will be able to achieve further sales of its common stock or any other form of additional financing.  If Pioneer is unable to achieve the financing necessary to continue its plan of operations, then Pioneer will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended August 31, 2008, net cash used in operating activities decreased to $31,417 compared with $34,329 for the same period in the previous fiscal year.

At August 31, 2008, Pioneer had cash of $217.  During the fiscal year ended August 31, 2008, Pioneer used $31,417 in cash for operating activities.  This was primarily a result of $9,000 in donated services and rent and $28,602 in accrued liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $nil for the fiscal year ended August 31, 2008 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities increased to $31,472 for the fiscal year ended August 31, 2008 as compared with financing activities of $10,500 for the same period in the previous fiscal year, primarily as a result of advances from a related party.

Results of Operation for the Period Ended August 31, 2008

Pioneer has had no operating revenues since its inception on June 9, 2005, through to August 31, 2008.  Pioneer’s activities have been financed from the proceeds of share subscriptions.  From its inception, on June 9, 2005, to August 31, 2008 Pioneer has raised a total of $64,901 from private offerings of its common stock.

Page - 9

References to the discussion below to fiscal 2008 are to Pioneer’s fiscal year ended on August 31, 2008.  References to fiscal 2007 are to Pioneer’s fiscal year ended August 31, 2007.

	Accumulated from June 9, 2005 (Date of Inception) to August 31, 2008 $	For the Year Ended August 31, 2008 $	For the Year Ended August 31, 2007 $
	(Audited)	(Audited)	(Audited)
Revenue	–	–	–

Expenses

Donated rent	9,750	3,000	3,000
Donated services	19,500	6,000	6,000
General and administrative	9,195	1,194	4,887
Impairment of mineral properties	7,500	-	-
Mineral property costs	5,887	141	5,298
Professional fees	127,126	59,921	28,157

Total Expenses	178,958	70,256	47,342

Net Loss	(178,958)	(70,256)	(47,342)

Donated Rent

Donated rent is attributable to a rent expense of $250 per month attributable to the provision of Pioneer’s business premises without cost by Thomas Brady, Pioneer’s Treasurer and Corporate Secretary.

Donated Services

Donated services are attributable to an expense of $250 per month in respect of services without compensation provided by Warren Robb, Pioneer’s President and CEO, and an expense of $250 per month in respect of services without compensation provided by Thomas Brady, Pioneer’s Treasurer and Corporate Secretary.

Mineral Property Costs

Mineral property costs incurred during fiscal 2008 were attributable to the payments made to maintain title to Pioneer’s mineral claims.   A total of $5,887 was spent on the completion of Phase I of Pioneer’s exploration program on the Pipe Property.

Professional Fees

Professional expenses included legal, accounting and auditing expenses associated with Pioneer’s corporate organization, the preparation of Pioneer’s financial statements and Pioneer’s continuous disclosure filings with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

Pioneer has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

Pioneer had no contingencies or long-term commitments at August 31, 2008.

Page - 10

Tabular Disclosure of Contractual Obligations

Pioneer is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Critical Accounting Policies

Pioneer’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of Pioneer’s financial statements is critical to an understanding of Pioneer’s financial statements.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Pioneer regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances.  Pioneer bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by Pioneer may differ materially and adversely from Pioneer’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Pioneer is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 11

Item 8.                      Financial Statements and Supplementary Data.

PIONEER EXPLORATION INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

August 31, 2008

Index
Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Operations	F–3
Statements of Cash Flows	F–4
Statements of Stockholders’ Deficit	F–5
Notes to the Financial Statements	F–6

Page - 12

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Pioneer Exploration Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Pioneer Exploration Inc. (An Exploration Stage Company) as of August 31, 2008 and 2007 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated from June 9, 2005 (Date of Inception) to August 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Exploration Inc. as of August 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated from June 9, 2005 (Date of Inception) to August 31, 2008, in conformity with accounting principles generally accepted in the United States.

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

/s/ Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 25, 2008

Page - 13

Pioneer Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2008 $	August 31, 2007 $

ASSETS

Current Assets

Cash	217	162

Total Assets	217	162

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	5,215	5,701
Accrued liabilities	29,351	749
Due to related party (Note 3(a))	44,458	11,263

Total Liabilities	79,024	17,713

Contingencies (Note 1)

Stockholders’ Deficit

Preferred stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–

Common stock, 65,000,000 shares authorized, $0.001 par value 11,264,500 shares issued and outstanding	11,265	11,265

Additional paid-In capital	59,636	59,636

Donated capital (Note 3(b))	29,250	20,250

Deficit accumulated during the exploration stage	(178,958)	(108,702)

Total Stockholders’ Deficit	(78,807)	(17,551)

Total Liabilities and Stockholders’ Deficit	217	162

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from	For the	For the
	June 9, 2005	Year	Year
	(Date of Inception)	Ended	Ended
	to August 31,	August 31,	August 31,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

Donated rent (Note 3(b))	9,750	3,000	3,000
Donated services (Note 3(b))	19,500	6,000	6,000
General and administrative	9,195	1,194	4,887
Impairment loss on mineral properties	7,500	–	–
Mineral property costs	5,887	141	5,298
Professional fees	127,126	59,921	28,157

Total Expenses	178,958	70,256	47,342

Net Loss	(178,958)	(70,256)	(47,342)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding		11,264,500	11,264,500

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated
	From	For the	For the
	June 9, 2005	Year	Year
	(Date of Inception)	Ended	Ended
	To August 31,	August 31,	August 31,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss	(178,958)	(70,256)	(47,342)

Adjustments to reconcile net loss to net cash used in operating activities

Donated services and rent	29,250	9,000	9,000
Impairment loss on mineral property costs	7,500	–	–

Changes in operating assets and liabilities

Accounts payable	5,215	(486)	(2,701)
Accrued liabilities	29,351	28,602	549
Due from related party	2,486	1,723	763

Net Cash Used In Operating Activities	(105,156)	(31,417)	(34,329)

Investing Activities

Acquisition of mineral properties	(7,500)	–	–

Net Cash Provided by Investing Activities	(7,500)	–	–

Financing Activities

Advances from related party	41,972	31,472	10,500
Proceeds from loan payable	6,000	–	–
Proceeds from issuance of common stock	64,901	–	–

Net Cash Provided by Financing Activities	112,873	31,472	10,500

Increase (Decrease) in Cash	217	55	(23,829)

Cash - Beginning of Period	–	162	23,991

Cash - End of Period	217	217	162

Non-cash Investing and Financing Activities

Common shares issued to settle debt	6,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Deficit
For the Period from June 9, 2005 (Date of Inception) to August 31, 2008
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Donated	Exploration
	Shares	Par Value	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance – June 9, 2005 (Date of Inception)	–	–	–	–	–	–

Common stock issued for cash at $0.001 per share	11,025,000	11,025	–	–	–	11,025

Donated services and rent	–	–	–	2,250	–	2,250

Net loss for the period	–	–	–	–	(6,681)	(6,681)

Balance – August 31, 2005	11,025,000	11,025	–	2,250	(6,681)	6,594

Common stock issued for cash at $0.25 per share	215,500	216	53,660	–	–	53,876

Common stock issued for cash for stock subscriptions received recorded as loans payable	24,000	24	5,976	–	–	6,000

Donated services and rent	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	(54,679)	(54,679)

Balance – August 31, 2006	11,264,500	11,265	59,636	11,250	(61,360)	20,791

Donated services and rent	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	(47,342)	(47,342)

Balance – August 31, 2007	11,264,500	11,265	59,636	20,250	(108,702)	(17,551)

Donated services and rent	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	(70,256)	(70,256)

Balance – August 31, 2008	11,264,500	11,265	59,636	29,250	(178,958)	(78,807)

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2008
(Expressed in U.S. Dollars)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on June 9, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2008, the Company has a working capital deficiency of $78,807 and has accumulated losses of $178,958 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2008
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

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

j)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2008
(Expressed in U.S. Dollars)

2.       Summary of Significant Accounting Policies (continued)

k)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

l)	Stock-based Compensation

In accordance with SFAS 123R, “Share Based Payments”, the Company accounts for share-based payments using the fair value method. The Company has not issued any stock options or share based payments since its inception. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

m)	Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2008
(Expressed in U.S. Dollars)

2.      Summary of Significant Accounting Policies (continued)

m)                        Recent Accounting Pronouncements (continued)

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

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2008
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

a)
As at August 31, 2008, the Company is indebted to the Secretary of the Company for $44,458 (August 31, 2007 - $11,263), representing expenditures paid on behalf of the Company and cash advances. This amount is unsecured, bears no interest, and is due on demand.

b)
The Company recognizes donated rent at $250 per month, donated services provided by the Secretary of the Company at $250 per month and donated services provided by the President of the Company at $250 per month. During the year ended August 31, 2008, the Company recognized $3,000 (2007 – $3,000) in donated rent and $6,000 (2007 – $6,000) in donated services.

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

5.	Income Taxes

As at August 31, 2008, the Company has net operating losses carried forward of $142,208 available to offset taxable income in future years which commence expiring in fiscal 2025.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the years ended August 31, 2008 and 2007 as a result of the following:

	Year Ended August 31, 2008 $	Year Ended August 31, 2007 $

Income tax recovery	(24,590)	(16,570)

Non-deductible donated expenses	3,150	3,150

Valuation allowance change	21,440	13,420

Provision for income taxes	–	–

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2008
(Expressed in U.S. Dollars)

5.      Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at August 31, 2008 and 2007, after applying enacted corporate income tax rates, are as follows:

	August 31, 2008 $	August 31, 2007 $

Deferred tax assets
Mineral property costs	2,625	2,625
Net operating losses carried forward	49,773	28,333

Total deferred tax assets	52,398	30,958

Valuation allowance	(52,398)	(30,958)

Net deferred income tax asset	–	–

6.	Subsequent Events

a)
On November 20, 2008, the Company received $50,000 loan by issue of a promissory note. The note is convertible to 200,000 common shares of the Company at the lender’s sole option. The note is non-interest bearing, unsecured and is payable on demand.

b)
On November 21, 2008, the Company entered into 2 share purchase agreements to acquire in total 125,000 common shares of Macallan Oil & Gas Inc., a private Barbados company which has a 39% revenue interest in an oil discovery in Trinidad Toabago, for an aggregate acquisition cost of Cdn$93,750. The 125,000 common shares represent 2.1% of all of the issued and outstanding shares of Macallan Oil & Gas Inc. The Company paid initial payments of Cdn$19,500, and has agreed to make payments of Cdn$24,750 each on or before January 19, 2009, March 20, 2009 and May 19, 2009, respectively. The Company further agreed that if Cdn$250,000 or more is raised at any one time, the Company will pay out the remaining payments to the sellers at their demand. The transactions will be completed upon payment of the final payments.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Pioneer’s accountants on accounting and financial disclosure.  Pioneer’s Independent Registered Public Accounting Firm from inception to the current date is Manning Elliott LLP, Chartered Accountants, 1100 - 1050 West Pender Street, Vancouver, British Columbia, V6E 3S7, Canada.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.   Because of the material weaknesses described in the proceeding paragraphs, management believes that, as of August 31, 2008, Pioneer’s internal control over financial reporting was not effective based on those criteria.

Pioneer’s independent auditors have not issued an attestation report on management’s assessment of Pioneer’s internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A.  Pioneer’s internal control over financial reporting is a process designed under the supervision of Pioneer’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Pioneer’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of August 31, 2008, Pioneer has not completed the Internal Control over Financial Reporting (“ICFR”) documentation and testing.  However management believes that the ICFR is not effective.  Management assessed the effectiveness of Pioneer’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the COSO and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of Pioneer’s internal control over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Pioneer’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Pioneer’s Chief Financial Officer in connection with the audit of its financial statements as of August 31, 2008 and communicated the matters to management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on Pioneer’s financial results.  However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on Pioneer’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in Pioneer’s determination to its financial statements for the future years.

Pioneer is committed to improving its financial organization.  As part of this commitment, Pioneer will create a position when funds are available to Pioneer to segregate duties consistent with control objectives and will increase its personnel resources and technical accounting expertise within the accounting function:  i) Appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of Pioneer resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Page - 24

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on Pioneer’s Board.  In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses:  (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.  Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department.  Additional personnel will also provide the cross training needed to support Pioneer if personnel turn over issues within the department occur.  This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues Pioneer may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of Pioneer’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls

During the last fiscal quarter covered by this report, there were no changes in Pioneer’s internal controls or, to Pioneer’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the Evaluation Date.

Item 9B.  Other Information

During the fourth quarter of the fiscal year covered by this Form 10-K, Pioneer reported all information that was required to be disclosed in a report on Form 8-K.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

(a)           Identify Directors and Executive Officers

Each director of Pioneer holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Pioneer’s management team is listed below.

Officer’s Name	Pioneer Exploration Inc.
Warren Robb	Director President, CEO, and CFO
Thomas Brady	Director, Treasurer and Corporate Secretary

Warren Robb ●  Mr. Robb (48 years old) has been a director and the president, CEO, and CFO of Pioneer since June 2005.  From January to December 2005, Mr, Robb was the senior consulting geologist for Majestic Gold Corp.  Mr Robb has served as Chief Operating Officer and Vice President Explorations Inc for TTM Resources Inc. since October 2007and as a Director  since June 2008.  From April 2004 to June 2004 Mr. Robb provided investor relations services for BM Diamond Gold Corp.  Mr. Robb is a professional geoscientist and has been a member of the Association of Professional Engineers and Geoscientists of British Columbia since 1992.  Mr. Robb holds a Bachelor of Science degree from the University of British Columbia

Thomas Brady ●  Mr. Brady (56) has been a director and the treasurer and corporate secretary of Pioneer since June 2005.  Mr. Brady was the vice-president, communications for TTM Resources Inc. from May 2004 to November 2006 and has served as a consultant from November 2006 to present.  From May 2001 to May 2004 he was the manager of information systems for Starfield Resources Inc.  Mr. Brady was a director of GTO Resources Inc. from July 2003 to December 2003.  Mr. Brady has been a consultant to Wyn Developments Inc., United Resource Group Inc. and Metalquest Minerals Inc. (formerly Sonora Gold Corp) from May 2004 to January 2008.  From May 2003 to May 2005 he was a director and the secretary-treasurer of Chilco River Holdings Inc.  Mr. Brady has served as president of BBX Marketing Corp. (formerly Momentum Marketing Corporation) from 1992 to present.  He has been Vice President-Communications of Red Tusk Resources Inc. from May 2004 to May 2005.  Mr. Brady has been the president of the Vancouver Petroleum Club since July 2006.  Mr. Brady holds a Bachelor of Commerce degree from the University of Manitoba.

Page - 25

(b)           Identify Significant Employees

Pioneer has no significant employees other than the directors and officers of Pioneer.

(c)           Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Pioneer to become directors or executive officers.

(d)           Involvement in Certain Legal Proceedings

(1)
No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)	No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)
No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)
No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e)           Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Pioneer is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following.  Both Warren Robb and Thomas Brady failed to file a Form 5 (Annual Statement of Beneficial Ownership) for the 2008 fiscal year.

(f)           Nomination Procedure for Directors

Pioneer does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  Pioneer has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

(g)           Audit Committee Financial Expert

Pioneer has no financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.  Pioneer’s Board of Directors has determined that it does not presently need an audit committee financial expert on the Board of Directors to carry out the duties of the Audit Committee.  Pioneer’s Board of Directors has determined that the cost of hiring a financial expert to act as a director of Pioneer and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

(h)           Identification of Audit Committee

Pioneer does not have a separately-designated standing audit committee.  Rather, Pioneer’s entire board of directors perform the required functions of an audit committee.  Currently, Warren Robb and Thomas Brady are the only members of Pioneer’s audit committee, but they do not meet Pioneer’s independent requirements for an audit committee member.  See “Item 12. (c) Director independence” below for more information on independence.

Pioneer’s audit committee is responsible for: (1) selection and oversight of Pioneer’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Pioneer’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engaged by the audit committee.

Page - 26

As of August 31, 2008, Pioneer did not have a written audit committee charter or similar document.

(i)           Code of Ethics

Pioneer has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  Pioneer undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Pioneer at 604-618-0948 to request a copy of Pioneer’s financial code of ethics.  Management believes Pioneer’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11.  Executive Compensation.

Pioneer has paid no compensation to its named executive officers during its fiscal year ended August 31, 2007.

SUMMARY COMPENSATION TABLE

Name and principal position Year (a) (b)		Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Warren Rob CEO and CFO June 2005 - present	2006 2007 2008	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Thomas Brady Secretary/Treasurer June 2005 – present	2006 2007 2008	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

Since Pioneer’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Pioneer and any of its directors whereby such directors are compensated for any services provided as directors.

There are no employment agreements between Pioneer and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Pioneer or from a change in a named executive officer’s responsibilities following a change in control.

Page - 27

Item 12.  Security Ownership of Certain Beneficial Holders and Management.

(a)           Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Thomas Brady 202 - 750 W. Pender St Vancouver, British Columbia V6C 2T7 Canada	2,500,000	22.2%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 11,264,500 shares of common stock issued and outstanding as of November 28, 2008.

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common stock	Warren Robb 202 - 750 W. Pender St Vancouver, British Columbia V6C 2T7 Canada	500,000	4.4%
common stock	Thomas Brady 202 -750 W. Pender St Vancouver, British Columbia V6C 2T7 Canada	2,500,000	22.2%
common stock	Directors and Executive Officers (as a group)	3,000,000	26.6%
[1] Based on 11,264,500 shares of common stock issued and outstanding as of November 28, 2008.

(c)           Changes in Control

Management is not aware of any arrangement that may result in a change in control of Pioneer.

Item 13.  Certain Relationships and Related Transactions.

(a)           Transactions with Related Persons

Since the beginning of Pioneer’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Pioneer was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Pioneer’s total assets at year-end for the last three completed fiscal years, except for the following:

1.	Donated Services and Rent

Warren Robb, Pioneer’s President, CEO, CFO and director, donated services to Pioneer that are recognized on its financial statements.  Also, Thomas Brady, Pioneer’s Corporate Secretary, Treasurer, and director, donated services and rent to Pioneer that are recognized on its financial statements.  From inception on June 9, 2005 to August 31, 2008, Pioneer recognized a total of $19,500 for donated services at a rate of $250 per month and $9,750 for donated rent at a rate of $250 per month.

(b)           Promoters and control persons

During the past five fiscal years, Warren Robb and Thomas Brady have been promoters of Pioneer’s business, but none of these promoters have received anything of value from Pioneer nor is any person entitled to receive anything of value from Pioneer for services provided as a promoter of the business of Pioneer.

Page - 28

(c)           Director independence

Pioneer’s board of directors currently consists of Warren Robb and Thomas Brady.  Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, Pioneer’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of Pioneer or any other individual having a relationship which, in the opinion of Pioneer’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Pioneer in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of Pioneer’s stock will not preclude a director from being independent.

In applying this definition, Pioneer’s board of directors has determined that neither Mr. Robb nor Mr. Brady qualify as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual.

As of the date of the report, Pioneer did not maintain a separately designated compensation or nominating committee.
Pioneer has also adopted this definition for the independence of the members of its audit committee.  Warren Robb and Thomas Brady serve on Pioneer’s audit committee.  Pioneer’s board of directors has determined that neither Mr. Robb nor Mr. Brady is “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 14.  Principal Accounting Fees and Services

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Pioneer’s audit of consolidated annual financial statements and for review of financial statements included in Pioneer’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008 - $12,288 – Manning Elliott LLP – Chartered Accountants
2007 - $11,350 – Manning Elliott LLP – Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Pioneer’s consolidated financial statements and are not reported in the preceding paragraph:

2008 - $nil – Manning Elliott LLP – Chartered Accountants
2007 - $nil – Manning Elliott LLP – Chartered Accountants

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008 - $nil – Manning Elliott LLP – Chartered Accountants
2007 - $nil – Manning Elliott LLP – Chartered Accountants

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008 - $nil – Manning Elliott LLP – Chartered Accountants
2007 - $nil – Manning Elliott LLP – Chartered Accountants

Page - 29

(6)  The percentage of hours expended on the principal accountant’s engagement to audit Pioneer’s consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Item 15.  Exhibits, Financial Statements Schedules.

(a)           Index to and Description of Exhibits.

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to Pioneer’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-135743.

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
10.4
Letter Agreement dated November 5, 2008 between Pioneer Exploration Inc. and Scott Macleod, filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 13, 2008, and incorporated herein by reference.
Filed
10.5
Letter Agreement dated November 5, 2008 between Pioneer Exploration Inc. and Ian McGavney, filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 13, 2008, and incorporated herein by reference.
Filed
10.6
Share Purchase Agreement dated November 20, 2008 between Pioneer Exploration Inc. and Scott Macleod, filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 26, 2008, and incorporated herein by reference.
Filed
10.7
Share Purchase Agreement dated November 20, 2008 between Pioneer Exploration Inc. and Ian McGavney, filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 26, 2008, and incorporated herein by reference.
Filed
10.8	Promissory Note dated November 20, 2008 given to Tiger Ventures Group Ltd. by Pioneer Exploration Inc.	Included
14	Code of Ethics filed as an exhibit to Pioneer’s Form 10-Q (Quarterly Report) filed on April 16, 2008, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Page - 30

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Pioneer Exploration Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PIONEER EXPLORATION INC.

By:                 /s/ Warren Robb
Name:                      Warren Robb
Title:                      Director and CEO
Dated:                      December 1, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Pioneer Exploration Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Warren Robb	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer Member of the Board of Directors	December 1, 2008
/s/ Thomas Brady	Treasurer, and Corporate Secretary Member of the Board of Directors	December 1, 2008

Page - 31

Exhibit 10.8

Page - 32

PROMISSORY NOTE

DATED as of November 20, 2008.

TO:                      Tiger Ventures Group Ltd.,  #35 New Road Belize City Belize

(the “Creditor")

WHEARAS, we, Pioneer Exploration Inc, are indebted to the Creditor in the amount of $50,000.00 for funds that the Creditor advanced to us:

WE, Pioneer Exploration Inc, Inc, of 750 West Pender Street, Suite 202, Vancouver, British Columbia, V6C 2T7 (the "Company"), promise to pay to the Creditor, at the address specified above, the principal amount specified below ("Principal").

The following are the terms and conditions of the Note:

1.	Principal amount:	$50,000.00 due and payable from the Company to the Creditor

2.	Maturity date:	This Note shall be payable on demand.

3.	Interest:	No interest shall accrue on the outstanding amount.

4.	Conversion:
At any time prior to the date that the Principal is repaid, the Creditor, at his sole option, may convert a portion or all of the Principal amount outstanding into shares of common stock (the “Shares”) in the capital stock of the Company. Each $0.25 of Principal outstanding may be converted in to one Share.

5.	Currency:	All funds and dollar amounts referred to in this Note are in the lawful currency of the United States of America.

6.	Jurisdiction:	This Note shall be interpreted in accordance with the laws in effect from time to time in the Province of British Columbia.

7.	Resale Restrictions:
If the Creditor chooses to convert the Principal into Shares of the Company pursuant to paragraph 4, the Creditor agrees and acknowledges that he will comply with all securities laws relating to resale restrictions.

IN WITNESS WHEREOF this Promissory Note has been executed as of the day and year first above written.

Pioneer Exploration Inc.

Per:

/s/ Tom Brady
Tom Brady, Director

Page - 33

Exhibit 31

Page - 34

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Warren Robb, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending August 31, 2008 of Pioneer Exploration Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date:  December 1, 2008

/s/ Warren Robb
Warren Robb
Chief Executive Officer

Page - 35

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Warren Robb, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending August 31, 2008 of Pioneer Exploration Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date:  December 1, 2008

/s/ Warren Robb
Warren Robb
Chief Financial Officer

Page - 36

Exhibit 32

Page - 37

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pioneer Exploration Inc. (the “Company”) on Form 10-K for the period ending August 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Warren Robb, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Warren Robb
Warren Robb
Chief Executive Officer

December 1, 2008

Page - 38

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pioneer Exploration Inc. (the “Company”) on Form 10-K for the period ending August 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Warren Robb, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Warren Robb
Warren Robb
Chief Financial Officer

December 1, 2008

Page - 39