Form 10-Q
period 2008-11-30
Pioneer Exploration Inc.
filed 2009-01-08
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    November 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 6, 2009
common stock - $0.001 par value	11,264,500

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

PIONEER EXPLORATION INC.
(an exploration stage company)

INTERIM FINANCIAL STATEMENTS

November 30, 2008

(Unaudited)

Index

Balance Sheets                                                                                                                                                            F-1

Statements of Operations                                                                                                                                          F-2

Statements of Cash Flows                                                                                                                                          F-3

Notes to the Financial Statements                                                                                                                           F-4

Page - 2

Pioneer Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	November 30, 2008 $	August 31, 2008 $
	(unaudited)
ASSETS

Current Assets

Cash	34,380	217

Deposit (Note 3)	15,269	–

Total Assets	49,649	217

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	8,118	5,215
Accrued liabilities	44,528	29,351
Convertible note payable (Note 5)	50,000	–
Due to related party (Note 4(a))	42,998	44,458

Total Liabilities	145,644	79,024

Contingencies (Note 1 and 3)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value 11,264,500 shares issued and outstanding	11,265	11,265

Additional Paid-In Capital	109,636	59,636

Donated Capital (Note 4(b))	31,500	29,250

Deficit Accumulated During the Exploration Stage	(248,396)	(178,958)

Total Stockholders’ Deficit	(95,995)	(78,807)

Total Liabilities and Stockholders’ Deficit	49,649	217

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the
	June 9, 2005	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to November 30,	November 30,	November 30,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

Donated rent (Note 4(b))	10,500	750	750
Donated services (Note 4(b))	21,000	1,500	1,500
Foreign Exchange	(6,011)	(6,671)	674
General and administrative	11,799	3,263	107
Impairment loss on mineral properties	7,500	–	–
Interest expense (Note 5)	50,000	50,000	–
Mineral property costs	5,887	–	–
Professional fees	147,721	20,596	11,757

Total Expenses	248,396	69,438	14,788

Net Loss	(248,396)	(69,438)	(14,788)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding		11,264,500	11,264,500

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2008	2007
	$	$

Operating Activities

Net loss	(69,438)	(14,788)

Adjustment to reconcile net loss to net cash used in operating activities

Interest	50,000	–
Donated services and rent	2,250	2,250

Changes in operating assets and liabilities

Accounts payable	2,903	(650)
Accrued liabilities	15,177	10,851
Due from related party	(6,437)	1,519

Net Cash Used In Operating Activities	(5,545)	(818)

Investing Activities

Deposit on investment securities	(15,269)	–

Net Cash Used In Investing Activities	(15,269)	–

Financing Activities

Advances from related party	4,977	753
Proceeds from loans payable	50,000	–

Net Cash Provided by Financing Activities	54,977	753

Increase (Decrease) in Cash	34,163	(65)

Cash - Beginning of Period	217	162

Cash - End of Period	34,380	97

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2008, the Company has a working capital deficiency of $111,264 and has accumulated losses of $248,396 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is August 31.

b)	Interim Financial Statements

The interim unaudited  financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended August 31, 2008, included in the Company’s Annual Report on Form 10-K filed on December 2, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2008, and the results of its operations and cash flows for the three months ended November 30, 2008 and 2007. The results of operations for the three months ended November 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2008
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

e)	Investment Securities

The Company reports its investment in equity securities at cost, pursuant to Accounting Principles Board Opinion (APB) 18 - The Equity Method of Accounting for Investments in Common Stock as the fair value of the investment is not readily determinable.

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary.

f)	Mineral Property Costs

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

g)	Long-lived Assets

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

h)	Asset Retirement Obligations

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

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, note payable and due to related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2008
(Expressed in U.S. Dollars)
(unaudited)

2.       Summary of Significant Accounting Policies (continued)

j)	Income Taxes

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
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

m)	Basic and Diluted Net Income (Loss) Per Share

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

n)	Stock-based Compensation

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

o)	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2008
(Expressed in U.S. Dollars)
(unaudited)

2.       Summary of Significant Accounting Policies (continued)

o) Recently Issued Accounting Pronouncements (continued)

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

p) Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Deposit

The Company has entered into two separate share purchase agreements to acquire an aggregate of 125,000 free trading common shares of Macallan Oil & Gas Inc. (“Macallan”), representing a 2.1% equity investment, for an aggregate acquisition cost of CDN$93,750.  The Company further agreed that if Cdn$250,000 or more is raised at any one time, the Company will pay out the remaining payments to the sellers at their demand. The transactions will be completed upon payment of the final payments.

a)
On November 20, 2008, the Company entered into a share purchase agreement for the acquisition of 75,000 shares of Macallan for the purchase price of CDN$56,250.  The Company has paid $9,161 (CDN$11,700) as an initial payment and must make three additional payments of CDN$14,850 each, with each payment due on or before January 19, 2009, March 20, 2009 and May 19, 2009, respectively.  Upon receipt of the final payment, 75,000 shares will be delivered to the Company.  The effective date of sale and purchase of the shares will be the date on which the full amount of CDN$56,250 is paid.

b)
On November 20, 2008, the Company entered into a share purchase agreement for the acquisition of 50,000 shares of Macallan for the purchase price of CDN$37,500.  The Company has paid $6,108 (CDN$7,800) as an initial payment and must make three additional payments of CDN$9,900 each, with each payment due on or before January 19, 2009, March 20, 2009 and May 19, 2009, respectively.  Upon receipt of the final payment, 50,000 shares will be delivered to the Company.  The effective date of sale and purchase of the Shares will be the date on which the full amount of CDN$37,500 is paid.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2008
(Expressed in U.S. Dollars)
(unaudited)

4.	Related Party Transactions

a)
As at November 30, 2008, the Company is indebted to the Secretary of the Company for $42,998 (August 31, 2008 - $44,458), representing expenditures paid on behalf of the Company. This amount is unsecured, bears no interest, and is due on demand.

b)
The Company recognizes donated rent at $250 per month, donated services provided by the Secretary of the Company at $250 per month and donated services provided by the President of the Company at $250 per month. During the three month period ended November 30, 2008, the Company recognized $750 (2007 – $750) in donated rent and $1,500 (2007 – $1,500) in donated services.

5.	Convertible Note

On November 20, 2008, the Company received a $50,000 loan and issued a promissory note. The note is convertible into 200,000 common shares of the Company at the lender’s sole option. The note is non-interest bearing, unsecured and is payable on demand.

In accordance with Emerging Issues Task Force (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $50,000 as additional paid-in capital and an equivalent discount. The Company recorded interest expense of $50,000 resulting from the difference between the stated value and carrying value at the date of issuance as the note is due on demand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Pioneer’s financial condition, changes in financial condition and results of operations for the three months ended November 30, 2008 should be read in conjunction with Pioneer’s unaudited financial statements and related notes for the three months ended November 30, 2008.

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

Page - 11

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

•	To complete the acquisition of the Macallan Oil & Gas shares, Pioneer will need to pay approximately $60,000.

As at November 30, 2008, Pioneer had cash of $34,380 and a working capital deficit of $95,995.  Accordingly, Pioneer will require additional financing in the amount of $197,995 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at November 30, 2008, Pioneer had cash of $34,380 and a working capital deficit of $95,995, compared to cash of $97 and working capital deficit of $30,089 as at November 30, 2007.

There are no assurances that Pioneer will be able to achieve further sales of its common stock or any other form of additional financing.  If Pioneer is unable to achieve the financing necessary to continue its plan of operations, then Pioneer will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

Pioneer used cash of $5,545 in operating activities during the first three months of fiscal 2009 compared to cash used of $818 in operating activities during the first three months of fiscal 2008.

Page - 12

Net Cash Used in Investing Activities

Net cash used in investing activities was $15,269 for the first three months of fiscal 2009 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.  The increase in the investing activities was a result of a deposit on investment securities for the Macallan Oil & Gas shares.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities increased to $54,977 for the first three months of fiscal 2009, as a result of $4,977 in advances from a related party and $50,000 in loan proceeds.  Pioneer generated $753 from financing activities during the first three months of fiscal 2008.

Results of Operations – Three months ended November 30, 2008 and 2007

References to the discussion below to fiscal 2009 are to Pioneer’s current fiscal year, which will end on August 31, 2009.  References to fiscal 2008 are to Pioneer’s fiscal year ended August 31, 2008.

	Accumulated from June 9, 2005 (Date of Inception) to November 30, 2008 $	For the Three Months Ended November 30, 2008 $	For the Three Months Ended November 30, 2007 $

Revenue	–	–	–

Expenses

Donated rent	10,500	750	750
Donated services	21,000	1,500	1,500
Foreign Exchange	(6,011)	(6,671)	674
General and administrative	11,799	3,263	107
Impairment loss on mineral properties	7,500	–	–
Interest expense	50,000	50,000	–
Mineral property costs	5,887	–	–
Professional fees	147,721	20,596	11,757

Total Expenses	248,396	69,438	14,788

Net Loss	(248,396)	(69,438)	(14,788)

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

Mineral Property Costs

Pioneer incurred $nil in mineral property costs during the first three months of fiscal 2009.  Pioneer has abandoned the exploration program on the Pipe Property.

Page - 13

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

Pioneer had no contingencies or long-term commitments at November 30, 2008.

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

As of November 30, 2008, management assessed the effectiveness of Pioneer’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the COSO and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of Pioneer’s internal control over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Pioneer’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Pioneer’s Chief Financial Officer in connection with the audit of its financial statements as of November 30, 2008 and communicated the matters to management.

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

Page - 15

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

Page - 16

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

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Pioneer’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-135743.

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
Filed

Page - 17

Exhibit	Description	Status
10.7
Share Purchase Agreement dated November 20, 2008 between Pioneer Exploration Inc. and Ian McGavney, filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 26, 2008, and incorporated herein by reference.
Filed
10.8
Promissory Note dated November 20, 2008 given to Tiger Ventures Group Ltd. by Pioneer Exploration Inc., filed as an exhibit to Pioneer’s Form 10-K (Annual Report) filed on December 2, 2008, and incorporated herein by reference.
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

PIONEER EXPLORATION INC.

Dated:                      January 7, 2009                                                                By:/s/ Warren Robb
Name:                      Warren Robb
Title:                      CEO and CFO
(Principal Executive Officer and
  Principal Financial Officer)

Page - 18

Exhibit 31

Page - 19

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Warren Robb, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending November 30, 2008 of Pioneer Exploration Inc.;

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

Date:  January 7, 2009

/s/ Warren Robb
Warren Robb
Chief Executive Officer

Page - 20

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Warren Robb, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending November 30, 2008 of Pioneer Exploration Inc.;

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

Date:  January 7, 2009

/s/ Warren Robb
Warren Robb
Chief Financial Officer

Page - 21

Exhibit 32

Page - 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending November 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Warren Robb, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Warren Robb
Warren Robb
Chief Executive Officer

January 7, 2009

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending November 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Warren Robb, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Warren Robb
Warren Robb
Chief Financial Officer

January 7, 2009

Page - 24