Form 10-Q/A
period 2008-11-30
Pioneer Exploration Inc.
filed 2009-03-05
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q/A
1st Amendment
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number     333-135743

PIONEER EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0491551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 West Pender Street, Suite 202, Vancouver British Columbia, Canada	V6C 2T7
(Address of principal executive offices)	(Zip Code)

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

Page - 1

Pioneer Exploration Inc.
Form 10-Q/A
1st Amendment

EXPLANATORY NOTE

This Form 10-Q/A – 1st Amendment for the quarterly period ended November 30, 2008, which was originally filed on January 8, 2009 (the “Report”), is being filed to revise (1) Part I to correct the inadvertent omission of certain language from Item 4 – Controls and Procedures and (2) to correct the language in Exhibit 31 to match the exact text of the required Section 302 certifications.

This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided in this amendment, and this amendment continues to speak as of the date of the Report.  Pioneer Exploration Inc. has not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report.  The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report.  This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.  Accordingly, this Form 10-Q/A should be read in conjunction with Pioneer Exploration Inc.’s filings made with the SEC subsequent to the filing of the original Form 10-Q on January 8, 2009 (SEC Accession No. 0001108078-09-000002).

PART I – FINANCIAL INFORMATION

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in Pioneer’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including Pioneer’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Pioneer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of November 30, 2008.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Pioneer’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in Pioneer’s internal controls over financial reporting during the quarter ended November 30, 2008, that materially affected, or are reasonably likely to materially affect, Pioneer’s internal control over financial reporting subsequent to the date of management’s last evaluation.

Page - 2

PART II – OTHER INFORMATION

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
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as an exhibit to Pioneer’s Form 10-Q (Quarterly Report) filed on January 8, 2009, and incorporated herein by reference.
Filed

Page - 3

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Pioneer Exploration Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PIONEER EXPLORATION INC.

Dated:                      March 4, 2009                                                                By:/s/ Warren Robb
Name:            Warren Robb
Title:              CEO and CFO
       (Principal Executive Officer and
        Principal Financial Officer)

Page - 4

Exhibit 31

Page - 5

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Warren Robb, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending November 30, 2008 of Pioneer Exploration Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  March 4, 2009

/s/ Warren Robb
Warren Robb
Chief Executive Officer

Page - 6

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Warren Robb, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending November 30, 2008 of Pioneer Exploration Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  March 4, 2009

/s/ Warren Robb
Warren Robb
Chief Financial Officer

Page - 7