Form 10-Q
period 2009-02-28
Pioneer Exploration Inc.
filed 2009-04-20
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 17, 2009
common stock - $0.001 par value	11,264,500

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

PIONEER EXPLORATION INC.
(an exploration stage company)

INTERIM FINANCIAL STATEMENTS

February 28, 2009

(Unaudited)

                                                                    Index
                                                                                   Balance Sheets

Page - 2

Pioneer Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	February 28, 2009 $	August 31, 2008 $
	(Unaudited)
ASSETS

Current Assets

Cash	26,546	217

Total Current Assets	26,546	217

Deposits (Note 3)	47,200	–

Total Assets	73,746	217

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	7,457	5,215
Accrued liabilities	30,373	29,351
Convertible notes payable (Note 5)	100,000	–
Due to related party (Note 4(a))	42,525	44,458

Total Liabilities	180,355	79,024

Contingencies (Note 1 and 3)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value 11,264,500 shares issued and outstanding	11,265	11,265

Additional Paid-In Capital	130,469	59,636

Donated Capital (Note 4(b))	33,750	29,250

Deficit Accumulated During the Exploration Stage	(282,093)	(178,958)

Total Stockholders’ Deficit	(106,609)	(78,807)

Total Liabilities and Stockholders’ Deficit	73,746	217

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	June 9, 2005	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to February 28,	February 28,	February 29,	February 28,	February 29,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 4(b))	11,250	750	750	1,500	1,500
Donated services (Note 4(b))	22,500	1,500	1,500	3,000	3,000
Foreign exchange	(9,142)	(406)	262	(7,077)	936
General and administrative	17,677	3,154	1,042	6,417	1,149
Impairment loss on mineral properties	7,500	–	–	–	–
Interest expense (Note 5)	70,833	20,833	–	70,833	–
Mineral property costs	5,887	–	141	–	141
Professional fees	155,588	7,866	36,194	28,462	47,951

Total Expenses	282,093	33,697	39,889	103,135	54,677

Net Loss	(282,093)	(33,697)	(39,889)	(103,135)	(54,677)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	–

Weighted Average Shares Outstanding		11,264,500	11,264,500	11,264,500	11,264,500

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	February 28,	February 29,
	2009	2008
	$	$

Operating Activities

Net loss	(103,135)	(54,677)

Adjustment to reconcile net loss to net cash used in operating activities

Accretion of convertible notes payable	70,833	–
Donated services and rent	4,500	4,500

Changes in operating assets and liabilities

Accounts payable	2,242	14,437
Accrued liabilities	1,022	29,913
Due from related party	(6,910)	1,723

Net Cash Used In Operating Activities	(31,448)	(4,104)

Investing Activities

Deposits on investment securities	(47,200)	–

Net Cash Used In Investing Activities	(47,200)	–

Financing Activities

Advances from related party	4,977	4,253
Proceeds from convertible notes payable	100,000	–

Net Cash Provided by Financing Activities	104,977	4,253

Increase in Cash	26,329	149

Cash - Beginning of Period	217	162

Cash - End of Period	26,546	311

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2009
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2009, the Company has a working capital deficiency of $153,809 and has accumulated losses of $282,093 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2009, and the results of its operations and cash flows for the six months ended February 28, 2009 and February 29, 2008. The results of operations for the six months ended February 28, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
February 28, 2009
(Expressed in U.S. Dollars)
(Unaudited)

2.           Summary of Significant Accounting Policies (continued)

e)	Investment Securities

The Company reports its investment in equity securities at cost, pursuant to Accounting Principles Board Opinion (“APB”) 18 – “The Equity Method of Accounting for Investments in Common Stock” as the fair value of the investment is not readily determinable.

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

The fair values of financial instruments, which include cash, deposit, accounts payable, convertible notes payable and due to related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2009
(Expressed in U.S. Dollars)
(Unaudited)

2.       Summary of Significant Accounting Policies (continued)

j)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2009 and February 29, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

o)	Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the company’s financial statements.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2009
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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141 (revised 2007) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2009
(Expressed in U.S. Dollars)
(Unaudited)

2.       Summary of Significant Accounting Policies (continued)

p)	Recently Adopted Accounting Pronouncements

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

q)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Deposits

The Company has entered into two separate share purchase agreements to acquire an aggregate of 125,000 free trading common shares of Macallan Oil & Gas Inc. (“Macallan”) for an aggregate acquisition cost of CDN$93,750 as follows:

a)
On November 20, 2008, the Company entered into a share purchase agreement for the acquisition of 75,000 shares of Macallan for the purchase price of CDN$56,250 payable in instalments. As at February 28, 2009, the Company has paid $33,141 (CDN$41,400) and must make one additional payment of CDN$14,850, due on or before May 19, 2009. Upon receipt of the final payment, 75,000 shares will be delivered to the Company. The effective date of sale and purchase of the shares will be the date on which the full amount of CDN$56,250 is paid.

b)
On November 20, 2008, the Company entered into a share purchase agreement for the acquisition of 50,000 shares of Macallan for the purchase price of CDN$37,500 payable in instalments. As at February 28, 2009 the Company has paid $14,059 (CDN$17,700) and must make two additional payments of CDN$9,900 each, with each payment due on or before March 20, 2009 and May 19, 2009, respectively. Upon receipt of the final payment, 50,000 shares will be delivered to the Company. The effective date of sale and purchase of the shares will be the date on which the full amount of CDN$37,500 is paid.

Under the share purchase agreements, the Company further agreed that if CDN$250,000 or more is raised at any one time, the Company will pay out the remaining payments to the sellers at their demand. The transactions will be completed upon payment of the final payments.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2009
(Expressed in U.S. Dollars)
(Unaudited)

4.	Related Party Balances and Transactions

a)
As at February 28, 2009, the Company is indebted to the Secretary of the Company for $42,525 (August 31, 2008 - $44,458), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, and due on demand.

b)
The Company recognizes donated rent at $250 per month, donated services provided by the Secretary of the Company at $250 per month and donated services provided by the President of the Company at $250 per month. During the six month period ended February 28, 2009, the Company recognized $1,500 (February 29, 2008 – $1,500) in donated rent and $3,000 (February 29, 2008 – $3,000) in donated services.

5.	Convertible Notes Payable

a)
On November 20, 2008, the Company received a $50,000 loan and issued a promissory note. The note is convertible into 200,000 common shares of the Company at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

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

b)
On February 19, 2009, the Company received a $50,000 loan and issued a promissory note. The note is convertible into 41,667 common shares of the Company at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

In accordance with Emerging Issues Task Force (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $20,833 as additional paid-in capital and an equivalent discount. The Company recorded interest expense of $20,833 resulting from the difference between the stated value and carrying value at the date of issuance as the note is due on demand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Pioneer’s financial condition, changes in financial condition and results of operations for the three and six months ended February 28, 2009 should be read in conjunction with Pioneer’s unaudited financial statements and related notes for the three and six months ended February 28, 2009.

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

Page - 12

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

•
Management anticipates spending approximately $15,000 in complying with Pioneer’s obligations as a reporting company under the Securities Exchange Act of 1934 and as a reporting issuer in Canada.  These expenses will consist primarily of professional fees relating to the preparation of Pioneer’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC and with SEDAR in Canada.

•	To complete the acquisition of the Macallan Oil & Gas shares, Pioneer will need to pay approximately $35,000.

As at February 28, 2009, Pioneer had cash of $26,546 and a working capital deficit of $153,809.  Accordingly, Pioneer will require additional financing in the amount of $207,263 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at February 28, 2009, Pioneer had cash of $26,546 and a working capital deficit of $153,809, compared to cash of $311 and working capital deficit of $67,728 as at February 29, 2008.

There are no assurances that Pioneer will be able to achieve further sales of its common stock or any other form of additional financing.  If Pioneer is unable to achieve the financing necessary to continue its plan of operations, then Pioneer will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

Pioneer used cash of $31,448 in operating activities during the first six months of fiscal 2009 compared to cash used of $4,104 in operating activities during the first six months of fiscal 2008.

Net Cash Used in Investing Activities

Net cash used in investing activities was $47,200 for the first six months of fiscal 2009 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.  The increase in the investing activities was a result of a deposit on investment securities for the Macallan Oil & Gas shares.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities increased to $104,977 for the first six months of fiscal 2009, as a result of $4,977 in advances from a related party and $100,000 in loan proceeds.  Pioneer generated $4,253 from financing activities during the first six months of fiscal 2008.

Page - 13

Results of Operations – Six months ended February 28, 2009 and February 29, 2008

References to the discussion below to fiscal 2009 are to Pioneer’s current fiscal year, which will end on August 31, 2009.  References to fiscal 2008 are to Pioneer’s fiscal year ended August 31, 2008.

	Accumulated from June 9, 2005 (Date of Inception) to February 28, 2009 $	For the Three Months Ended February 28, 2009 $	For the Three Months Ended February 29, 2008 $	For the Six Months Ended February 28, 2009 $	For the Six Months Ended February 29, 2008 $

Revenue	–	–	–	–	–

Expenses

Donated rent	11,250	750	750	1,500	1,500
Donated services	22,500	1,500	1,500	3,000	3,000
Foreign Exchange	(9,142)	(406)	262	(7,077)	936
General and administrative	17,677	3,154	1,042	6,417	1,149
Impairment loss on mineral properties	7,500	–	–	–	–
Interest expense	70,833	20,833	–	70,833	–
Mineral property costs	5,887	–	141	–	141
Professional fees	155,588	7,866	36,194	28,462	47,951

Total Expenses	282,093	33,697	39,889	103,135	54,677

Net Loss	(282,093)	(33,697)	(39,889)	(103,135)	(54,677)

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

Page - 14

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

Pioneer had no contingencies or long-term commitments at February 28, 2009.

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

Page - 15

Investment Securities

Pioneer reports its investment in equity securities at cost, pursuant to Accounting Principles Board Opinion 18 – “The Equity Method of Accounting for Investments in Common Stock” as the fair value of the investment is not readily determinable.

Pioneer periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred.  When determining whether a decline is other-than-temporary, Pioneer examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) Pioneer’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value.  Management generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Pioneer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of February 28, 2009.

Page - 16

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Pioneer’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was not accumulated or communicated to management to allow timely decisions regarding required disclosure.  In particular, Pioneer failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the fiscal year ended August 31, 2008.  As a result, Pioneer’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Management has implemented the following remediation procedures, subsequent to February 28, 2009, which are intended to remediate the causes of Pioneer’s disclosure procedures and controls ineffectiveness:

●	adopted a Disclosure Committee Charter (see Exhibit 99.1 for more details)
●	appointed Pioneer’s officers and directors to the Disclosure Committee
●	adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements

Changes in Internal Controls over Financial Reporting

There were changes in Pioneer’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended February 28, 2009, that materially affected, or are reasonably likely to materially affect, Pioneer’s internal control over financial reporting.

Subsequent to February 28, 2009, management completed its assessment of Pioneer’s internal controls over financial reporting and found the internal controls to be ineffective.  As a result of such assessment, in March 2009 management decided that certain changes to Pioneer’s internal controls over financial reporting were required, and those changes should materially affect Pioneer’s internal control over financial reporting in the future when implemented.  When funds are available to Pioneer, management will create a position in Pioneer that will be responsible for to segregate duties consistent with control objectives and Pioneer will increase its personnel resources and technical accounting expertise within the accounting function by (i) appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of Pioneer resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting, and (ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting.

Also, in March 2009 management made certain changes to Pioneer’s disclosure controls and procedures and implemented certain remediation procedures, as discussed above.

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

Page - 17

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
Filed
14	Code of Ethics, filed as an exhibit to Pioneer’s Form 10-Q (Quarterly Report) filed on April 16, 2008, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Disclosure Committee Charter.	Included

Page - 18

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Pioneer Exploration Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PIONEER EXPLORATION INC.

Dated:                      April 20, 2009                                                                By:/s/ Warren Robb
Name:     Warren Robb
Title:        CEO and CFO
(Principal Executive Officer and
  Principal Financial Officer)

Page - 19

Exhibit 31

Page - 20

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Warren Robb, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending February 28, 2009 of Pioneer Exploration Inc.;

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

Date:  April 20, 2009

/s/ Warren Robb
Warren Robb
Chief Executive Officer

Page - 21

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Warren Robb, certify that:

1.  I have reviewed this report on Form 10-Q for the quarter ending February 28, 2009 of Pioneer Exploration Inc.;

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

Date:  April 20, 2009

/s/ Warren Robb
Warren Robb
Chief Financial Officer

Page - 22

Exhibit 32

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending February 28, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Warren Robb, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Warren Robb
Warren Robb
Chief Executive Officer

April 20, 2009

Page - 24

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending February 28, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Warren Robb, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Warren Robb
Warren Robb
Chief Financial Officer

April 20, 2009

Page - 25

Exhibit 99.1

Page - 26

Pioneer Exploration Inc.

DISCLOSURE COMMITTEE CHARTER

Disclosure Policy

All disclosures made by Pioneer to its security holders or the investment community should (i) be accurate, complete and timely, (ii) present fairly, in all material respects, Pioneer’s financial condition, results of operations and cash flows, and (iii) meet any other legal, regulatory or stock exchange requirements.

Committee Purpose

Pioneer’s Disclosure Committee (the “Committee”) will assist Pioneer’s officers and directors (collectively, the “Senior Officers”) fulfilling Pioneer’s and their responsibilities regarding (i) the identification and disclosure of material information about Pioneer and (ii) the accuracy, completeness and timeliness of Pioneer’s financial reports.

Responsibilities

Subject to the supervision and oversight of Senior Officers, the Committee will be responsible for the following tasks:

•
Review and, as necessary, help revise Pioneer’s controls and other procedures (“Disclosure Controls and Procedures”) to ensure that (i) information required by Pioneer to be disclosed to the Securities and Exchange Commission (the “SEC”), and other written information that Pioneer will disclose to the public is recorded, processed, summarized and reported accurately and on a timely basis, and (ii) such information is accumulated and communicated to management, including the Senior Officers, as appropriate to allow timely decisions regarding required disclosure.

•	Assist in documenting, and monitoring the integrity and evaluating the effectiveness of, the Disclosure Controls and Procedures.

•
Review Pioneer’s (i) annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, proxy statement, material registration statements, and any other information filed with the SEC (collectively, the “Reports”), (ii) press releases containing financial information, earnings guidance, forward-looking statements, information about material transactions, or other information material to Pioneer’s shareholders, (iii) correspondence broadly disseminated to shareholders, and (iv) other relevant communications or presentations (collectively, the “Disclosure Statements”).

•
Discuss information relative to the Committee’s responsibilities and proceedings, including (i) the preparation of the Disclosure Statements and (ii) the evaluation of the effectiveness of the Disclosure Controls and Procedures.

Page - 27

Other Responsibilities

The Committee will have such other responsibilities, consistent with the Committee’s purpose, as any Senior Officer may assign to it from time to time.

Disclosure Control Considerations

The Committee will base the review and revision of the Disclosure Controls and Procedures on the following factors:

•
Control Environment: The directives of the Board of Directors and the Audit Committee; the integrity and ethical values of Pioneer’s officers and employees, including the “tone at the top”; Pioneer’s Code of Ethics; and the philosophy and operating style of management, including how employees are organized and how authority is delegated.

•	Risk Assessment: The identification and analysis of relevant risks to achieving the goal of accurate and timely disclosure, forming a basis for determining how the risks should be managed.

•	Control Activities: The procedures to ensure that necessary actions are taken to address and handle risks to achievement of objectives.

•	Information and Communication: The accumulation, delivery and communication of financial information throughout (i.e., up, down and across) the organization.

•
Monitoring: The assessment of the quality of the financial reporting systems over time through ongoing monitoring and separate evaluations, including through regular management supervision and reporting of deficiencies upstream.

Organization

The members of the Committee will be comprised of Pioneer’s officers and directors.

The Committee may designate two or more individuals, at least one of whom will be knowledgeable about financial reporting and another about law, who can, acting together, review Disclosure Statements when time does not permit full Committee review.

The Senior Officers at their option may, at any time and from time to time, assume any or all of the responsibilities of the Disclosure Committee identified in this Charter, including, for example, approving Disclosure Statements when time does not permit the full Committee (or the designated individuals) to meet or act.

The Committee may, at any time and from time to time, utilize external service providers to review and provide further comment on the Reports and the Disclosure Statements.

Page - 28

Chair

The Chief Financial Officer of Pioneer will act as the Chair of the Committee (unless and until another member of the Committee will be so appointed by any Senior Officer).

Meetings and Procedures

The Committee will meet or act as frequently and as formally or informally as circumstances dictate to (i) ensure the accuracy, completeness and timeliness of the Disclosure Statements and (ii) evaluate the Disclosure Controls and Procedures and determine whether any changes to the Disclosure Controls and Procedures are necessary or advisable in connection with the preparation of the Reports or other Disclosure Statements, taking into account developments since the most recent evaluation, including material changes in Pioneer’s organization and business objectives and any material change in economic or industry conditions.

The Committee will adopt, whether formally or informally, such procedures as it deems necessary to facilitate the fulfillment of its responsibilities.

Full Access

The Committee will have full access to all of Pioneer’s books, records, assets, facilities and personnel, including the internal auditors, in connection with fulfilling its responsibilities.

Charter Review

The Committee will review and assess this Charter annually and recommend any proposed changes to the Senior Officers for approval.

Interpretation

Any questions of interpretation regarding this Charter, or the Committee’s responsibilities or procedures, will be determined initially by the Chair and, to the extent necessary, ultimately by the Senior Officers.

Page - 29