Form 10-K/A
period 2008-08-31
Pioneer Exploration Inc.
filed 2009-05-08
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K/A
1st Amendment

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     August 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number   000-51841

PIONEER EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	98-0491551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 West Pender Street, Suite 202 Vancouver, British Columbia, Canada	V6C 2T7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  210 401 9857

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

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

Page - 2

Pioneer Exploration Inc.

Form 10-K/A
1st Amendment

EXPLANATORY NOTE

This Form 10-K/A – 1st Amendment for the fiscal year ended August 31, 2008, which was originally filed on December 2, 2008 (the “Report”), is being filed (1) to revise Part II to correct the inadvertent omission of certain language from Item 9A – Controls and Procedures and to confirm management’s assessment of Pioneer Exploration Inc.’s controls and procedures, and (2) to correct the language in Exhibit 31 to match the exact text of the required Section 302 certifications.

This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided in this amendment, and this amendment continues to speak as of the date of the Report.  Pioneer Exploration Inc. has not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report.  The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report.  This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.  Accordingly, this Form 10-K/A should be read in conjunction with Pioneer Exploration Inc.’s filings made with the SEC subsequent to the filing of the original Form 10-K on December 2, 2008 (SEC Accession No. 0001108078-08-000173).

PART II

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Pioneer’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Pioneer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Pioneer’s management concluded, as of the end of the period covered by this report, that Pioneer’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was not accumulated or communicated to management to allow timely decisions regarding required disclosure.  In particular, Pioneer failed to complete and file its assessment of its internal controls over financial reporting in a timely manner.

In March 2009, management implemented the following remediation procedures, subsequent to August 31, 2008, which are intended to remediate the causes of Pioneer’s disclosure procedures and controls ineffectiveness:

●	adopted a Disclosure Committee Charter (see Exhibit 99.1 for more details)
●	appointed Pioneer’s officers and directors to the Disclosure Committee
●	adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements

Page - 3

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A.  Pioneer’s internal control over financial reporting is a process designed under the supervision of Pioneer’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Pioneer’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Pioneer’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Pioneer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Pioneer’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of August 31, 2008, Pioneer’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on Pioneer’s financial results.  However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on Pioneer’s board of directors caused and continues to cause an ineffective oversight in the establishment and monitoring of the required internal controls over financial reporting.

Pioneer is committed to improving its financial organization.  As part of this commitment and when funds are available, Pioneer will create a position to Pioneer to segregate duties consistent with control objectives and will increase its personnel resources and technical accounting expertise within the accounting function by:  i) appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of Pioneer resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting; and ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Page - 4

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on Pioneer’s Board.  In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses:  (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.  Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department.  Additional personnel will also provide the cross training needed to support Pioneer if personnel turn-over issues within the department occur.  This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues Pioneer may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of Pioneer’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Pioneer’s independent auditors have not issued an attestation report on management’s assessment of Pioneer’s internal control over financial reporting.  As a result, this annual report does not include an attestation report of Pioneer’s independent registered public accounting firm regarding internal control over financial reporting.  Pioneer was not required to have, nor has Pioneer, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit Pioneer to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no changes in Pioneer’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended August 31, 2008, that materially affected, or are reasonably likely to materially affect, Pioneer’s internal control over financial reporting.

Subsequent to August 31, 2008, management completed its assessment of Pioneer’s internal controls over financial reporting and found the internal controls to be ineffective.  As a result of such assessment, in March 2009 management decided that certain changes to Pioneer’s internal controls over financial reporting are required, as discussed above, and those changes should materially affect Pioneer’s internal control over financial reporting in the future when implemented.

Also, in March 2009 management made certain changes to Pioneer’s disclosure controls and procedures and implemented certain remediation procedures, as discussed above.

PART III

Item 15.  Exhibits, Financial Statements Schedules.

(a)           Index to and Description of Exhibits.

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to Pioneer’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-135743.

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
3.2	By-Laws, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
10.1	Property Purchase Agreement dated August 25, 2005, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed

Page - 5

Exhibit	Description	Status
10.2	Declaration of Trust, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
10.3	Geological Report on the Pipe Claims, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
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
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as an exhibit to Pioneer’s Form 10-K (Annual Report) filed on December 2, 2008, and incorporated herein by reference.
Filed
99.1	Disclosure Committee Charter filed as an exhibit to Pioneer’s Form 10-Q (Quarterly Report) filed on April 20, 2009, and incorporated herein by reference.	Filed

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Pioneer Exploration Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PIONEER EXPLORATION INC.

By:            /s/ Warrant Robb
Name:                      Warren Robb
Title:                      Director and CEO
Dated:                      May 7, 2009

Page - 6

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Pioneer Exploration Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Warren Robb	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer Member of the Board of Directors	May 7, 2009
/s/ Thomas Brady	Treasurer, and Corporate Secretary Member of the Board of Directors	May 7, 2009

Page - 7

Exhibit 31

Page - 8

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

Date:  May 7, 2009

/s/ Warren Robb
Warren Robb

Chief Executive Officer

Page - 9

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

Date:  May 7, 2009

/s/ Warren Robb
Warren Robb

Chief Financial Officer

Page - 10