Form 10-Q/A
period 2008-11-30
Pioneer Exploration Inc.
filed 2009-05-08
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q/A
2nd Amendment
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    November 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number     333-135743

PIONEER EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0491551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 West Pender Street, Suite 202, Vancouver, British Columbia, Canada	V6C 2T7
(Address of principal executive offices)	(Zip Code)

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

Page - 1

Pioneer Exploration Inc.
Form 10-Q/A
2nd Amendment

EXPLANATORY NOTE

This Form 10-Q/A – 2nd Amendment for the quarterly period ended November 30, 2008, which was originally filed on January 8, 2009 (the “Report”) and subsequently amended by the Form 10-Q/A – 1st Amendment, which was filed on March 5, 2009, is being filed (1) to revise Part I to correct the inadvertent omission of certain language from Item 4 – Controls and Procedures and to confirm management’s assessment of Pioneer Exploration Inc.’s controls and procedures, and (2) to correct the language in Exhibit 31 to match the exact text of the required Section 302 certifications.

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

Page - 2

Management has implemented the following remediation procedures, subsequent to November 30, 2008, which are intended to remediate the causes of Pioneer’s disclosure procedures and controls ineffectiveness:

●	adopted a Disclosure Committee Charter (see Exhibit 99.1 for more details)
●	appointed Pioneer’s officers and directors to the Disclosure Committee
●	adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements

Changes in Internal Controls over Financial Reporting

There were no changes in Pioneer’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended November 30, 2008, that materially affected, or are reasonably likely to materially affect, Pioneer’s internal control over financial reporting.

Subsequent to November 30, 2008, management completed its assessment of Pioneer’s internal controls over financial reporting and found the internal controls to be ineffective.  As a result of such assessment, in March 2009 management decided that certain changes to Pioneer’s internal controls over financial reporting were required, and those changes should materially affect Pioneer’s internal control over financial reporting in the future when implemented.  When funds are available to Pioneer, management will create a position in Pioneer that will be responsible for to segregate duties consistent with control objectives and Pioneer will increase its personnel resources and technical accounting expertise within the accounting function by (i) appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of Pioneer resulting in a fully functioning audit committee that will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting, and (ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting.

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

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
3.2	By-Laws, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
10.1	Property Purchase Agreement dated August 25, 2005, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
10.2	Declaration of Trust, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
10.3	Geological Report on the Pipe Claims, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed

Page - 3

Exhibit	Description	Status
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
Filed
99.1	Disclosure Committee Charter, filed as an exhibit to Pioneer’s Form 10-Q (Quarterly Report) filed on April 20, 2009, and incorporated herein by reference.	Filed

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Pioneer Exploration Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PIONEER EXPLORATION INC.

Dated:                      May 7, 2009                                                                By:       /s/ Warren Robb
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

Page - 7