Form 10-Q
period 2009-05-31
Pioneer Exploration Inc.
filed 2009-07-14
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                May 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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
 [ X ] Yes         [    ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[    ] Yes         [    ]  No

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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 13, 2009
common stock - $0.001 par value	11,264,500

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

PIONEER EXPLORATION INC.
(an exploration stage company)

INTERIM FINANCIAL STATEMENTS

May 31, 2009

(Unaudited)

                                                                                                                                        Index

Balance Sheets                                                                                                              F-1

Statements of Operations                                                                                            F-2

Statements of Cash Flows                                                                                            F-3

Notes to the Financial Statements                                                                             F-4

Page - 2

Pioneer Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2009 $	August 31, 2008 $
	(Unaudited)
ASSETS

Current Assets

Cash	10,813	217

Total Current Assets	10,813	217

Investment (Note 3)	76,389	–

Total Assets	87,202	217

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	340	5,215
Accrued liabilities	30,053	29,351
Convertible notes payable (Note 5)	136,000	–
Due to related party (Note 4(a))	48,808	44,458

Total Liabilities	215,201	79,024

Contingencies (Note 1)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value 11,264,500 shares issued and outstanding	11,265	11,265

Additional Paid-In Capital	141,470	59,636

Donated Capital (Note 4(b))	35,250	29,250

Deficit Accumulated During the Exploration Stage	(315,984)	(178,958)

Total Stockholders’ Deficit	(127,999)	(78,807)

Total Liabilities and Stockholders’ Deficit	87,202	217

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	June 9, 2005	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to May 31,	May 31,	May 31,	May 31,	May 31,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 4(b))	11,250	–	750	1,500	2,250
Donated services (Note 4(b))	24,000	1,500	1,500	4,500	4,500
Foreign exchange	(3,847)	5,295	(320)	(1,782)	616
General and administrative	19,622	1,945	1,170	8,362	2,319
Impairment loss on mineral properties	7,500	–	–	–	–
Interest expense (Note 5)	81,833	11,000	–	81,833	–
Mineral property costs	5,887	–	–	–	141
Professional fees	169,739	14,151	6,466	42,613	54,417

Total Expenses	315,984	33,891	9,566	137,026	64,243

Net Loss	(315,984)	(33,891)	(9,566)	(137,026)	(64,243)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding		11,264,500	11,264,500	11,264,500	11,264,500

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2009	2008
	$	$

Operating Activities

Net loss	(137,026)	(64,243)

Adjustment to reconcile net loss to net cash used in operating activities

Accretion of convertible notes payable	81,833	–
Donated services and rent	6,000	6,750

Changes in operating assets and liabilities

Accounts payable	(4,875)	2,710
Accrued liabilities	702	28,550
Due from related party	(626)	1,723

Net Cash Used In Operating Activities	(53,992)	(24,510)

Investing Activities

Purchase of investment	(76,389)	–

Net Cash Used In Investing Activities	(76,389)	–

Financing Activities

Advances from related party	4,977	27,692
Proceeds from convertible notes payable	136,000	–

Net Cash Provided by Financing Activities	140,977	27,692

Increase in Cash	10,596	3,182

Cash - Beginning of Period	217	162

Cash - End of Period	10,813	3,344

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2009
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2009, the Company has a working capital deficiency of $204,388 and has accumulated losses of $315,984 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2009, and the results of its operations and cash flows for the nine months ended May 31, 2009. The results of operations for the nine months ended May 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
May 31, 2009
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
May 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

2.      Summary of Significant Accounting Policies (continued)

j)	Financial Instruments and Fair Value Measures

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Financial instruments consist principally of cash, investment in Macallan Oil & Gas Ltd. (“Macallan”), accounts payable, convertible notes payable and due to related parties. Pursuant to SFAS No. 157, the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company’s investment in Macallan is measured at cost, which is determined based on “Level 3” inputs, since Macallan is a private company and valuation inputs are unobservable. The recorded values of all of other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2009
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

o)	Recently Issued Accounting Pronouncements

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on the financial statements of the Company.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

The Company is currently evaluating the impact, if any, that the adoption of these FSPs will have on its financial statements.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

2.      Summary of Significant Accounting Principles (continued)

o)	Recently Issued Accounting Pronouncements (continued)

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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
May 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

2.      Summary of Significant Accounting Policies (continued)

p)	Recently Adopted Accounting Pronouncements

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

3. Investment

The Company entered into two separate share purchase agreements to acquire an aggregate of 125,000 free trading common shares of Macallan Oil & Gas Inc. (“Macallan”), a private company, for an aggregate acquisition cost of CDN$93,750 as follows:

a)
On November 20, 2008, the Company entered into a share purchase agreement for the acquisition of 75,000 shares of Macallan for the purchase price of CDN$56,250 payable in instalments. On May 21, 2009, the Company paid the full amount of the purchase price of $46,050 (CDN$56,250).

b)
On November 20, 2008, the Company entered into a share purchase agreement for the acquisition of 50,000 shares of Macallan for the purchase price of CDN$37,500 payable in instalments. On May 21, 2009 the Company paid the full amount of the purchase price of $30,339 (CDN$37,500).

Macallan is a private Barbados company and has a 39% revenue interest in an oil discovery in Trinidad Tobago. The 125,000 Shares being acquired by the Company represent 2.1% of all of the issued and outstanding shares of Macallan.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

4. Related Party Balances and Transactions

a)
As at May 31, 2009, the Company is indebted to the Secretary of the Company for $48,808 (August 31, 2008 - $44,458), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, and due on demand.

b)
The Company recognizes donated services provided by the Secretary of the Company at $250 per month and donated services provided by the President of the Company at $250 per month. In addition, the Company previously recognized donated rent at $250 per month up until February 28, 2009, after which the Company began renting office space from an unrelated third party. During the nine month period ended May 31, 2009, the Company recognized $1,500 (May 31, 2008 – $2,250) in donated rent and $4,500 (May 31, 2008 – $4,500) in donated services.

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

c)
On May 15, 2009, the Company received a $36,000 loan and issued a promissory note. The note is convertible into 20,000 common shares of the Company at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

In accordance with Emerging Issues Task Force (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $11,000 as additional paid-in capital and an equivalent discount. The Company recorded interest expense of $11,000 resulting from the difference between the stated value and carrying value at the date of issuance as the note is due on demand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Pioneer’s financial condition, changes in financial condition and results of operations for the three and six months ended May 31, 2009 should be read in conjunction with Pioneer’s unaudited financial statements and related notes for the three and nine months ended May 31, 2009.

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

Page - 13

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

As at May 31, 2009, Pioneer had cash of $10,813 and a working capital deficit of $204,388.  Accordingly, Pioneer will require additional financing in the amount of $249,388 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at May 31, 2009, Pioneer had cash of $10,813 and a working capital deficit of $204,388, compared to cash of $3,344 and working capital deficit of $75,044 as at May 31, 2008.

There are no assurances that Pioneer will be able to achieve further sales of its common stock or any other form of additional financing.  If Pioneer is unable to achieve the financing necessary to continue its plan of operations, then Pioneer will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

Pioneer used cash of $53,922 in operating activities during the first nine months of fiscal 2009 compared to cash used of $24,510 in operating activities during the same period in the previous fiscal year.  The increase in the operating activities was principally a result of the accretion of convertible notes payable in the amount of $81,833, which was offset by accrued liabilities in the amount of $28,550.

Page - 14

Net Cash Used in Investing Activities

Net cash used in investing activities was $76,389 for the first nine months of fiscal 2009 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.  The increase in the investing activities was a result of a deposit on investment securities for the Macallan Oil & Gas shares.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities increased to $140,977 for the first nine months of fiscal 2009, as a result of $4,977 in advances from a related party and $136,000 in loan proceeds.  Pioneer generated $27,692 from financing activities during the first nine months of fiscal 2008.

Results of Operations – Nine months ended May 31, 2009 and May 31, 2008

References to the discussion below to fiscal 2009 are to Pioneer’s current fiscal year, which will end on August 31, 2009.  References to fiscal 2008 are to Pioneer’s fiscal year ended August 31, 2008.

	Accumulated from June 9, 2005 (Date of Inception) to May 31, 2009 $	For the Three Months Ended May 31, 2009 $	For the Three Months Ended May 31, 2008 $	For the Nine Months Ended May 31, 2009 $	For the Nine Months Ended May 31, 2008 $

Revenue	–	–	–	–	–

Expenses

Donated rent	11,250	–	750	1,500	2,250
Donated services	24,000	1,500	1,500	4,500	4,500
Foreign Exchange	(3,847)	5,295	(320)	(1,782)	616
General and administrative	19,622	1,945	1,170	8,362	2,319
Impairment loss on mineral properties	7,500	–	–	–	–
Interest expense	81,833	11,000	–	81,833	–
Mineral property costs	5,887	–	–	–	141
Professional fees	169,739	14,151	6,466	42,613	54,417

Total Expenses	315,984	33,891	9,566	137,026	64,243

Net Loss	(315,984)	(33,891)	(9,566)	(137,026)	(64,243)

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

Mineral Property Costs

Pioneer incurred $nil in mineral property costs during the first nine months of fiscal 2009.  Pioneer has abandoned the exploration program on the Pipe Property.

Page - 15

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

Pioneer had no contingencies or long-term commitments at May 31, 2009.

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

Page - 16

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Pioneer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of May 31, 2009.

Page - 17

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Pioneer’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was accumulated or communicated to management to allow timely decisions regarding required disclosure.

During the quarter ended May 31, 2009, management implemented the following procedures:

●	adopted a Disclosure Committee Charter (see Exhibit 99.1 for more details)
●	appointed Pioneer’s officers and directors to the Disclosure Committee
●	adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements

Changes in Internal Controls over Financial Reporting

There were no changes in Pioneer’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2009, that materially affected, or are reasonably likely to materially affect, Pioneer’s internal control over financial reporting, with the exception of the following:

In March 2009, management completed its assessment of Pioneer’s internal controls over financial reporting and found the internal controls to be ineffective.  As a result of such assessment, management decided that certain changes to Pioneer’s internal controls over financial reporting were required, and those changes should materially affect Pioneer’s internal control over financial reporting in the future when implemented.

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

Also, in March 2009 management made certain changes to Pioneer’s disclosure controls and procedures and implemented certain remediation procedures, as listed above.

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

Page - 18

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

Page - 19

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Pioneer Exploration Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PIONEER EXPLORATION INC.

Dated:                      July 14, 2009                                                                By:/s/ Warren Robb
Name:           Warren Robb
Title:            CEO and CFO
    (Principal Executive Officer and
     Principal Financial Officer)

Page - 20

Exhibit 31

Page - 21

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Warren Robb, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending May 31, 2009 of Pioneer Exploration Inc.;

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

Date:  July 14, 2009

/s/ Warren Robb
Warren Robb
Chief Executive Officer

Page - 22

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Warren Robb, certify that:

1.  I have reviewed this report on Form 10-Q for the quarter ending May 31, 2009 of Pioneer Exploration Inc.;

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

Date:  July 14, 2009

/s/ Warren Robb
Warren Robb
Chief Financial Officer

Page - 23

Exhibit 32

Page - 24

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending May 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Warren Robb, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Warren Robb
Warren Robb
Chief Executive Officer

July 14, 2009

Page - 25

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending May 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Warren Robb, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Warren Robb
Warren Robb
Chief Financial Officer

July 14, 2009

Page - 26