Form 10-K
period 2009-08-31
Pioneer Exploration Inc.
filed 2009-12-10
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to  ______________

Commission file number                                           000-53784

PIONEER EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	98-0491551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
750 West Pender Street, Suite 202 Vancouver, British Columbia, Canada	V6C 2T7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (604) 618-0948

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     [   ] Yes         [ X ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     [   ] Yes         [ X ]  No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ X ] Yes         [   ]  No

Page - 1

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[    ] Yes         [   ]  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

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
[ X ] Yes         [   ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,917,400 ($1.20 X 8,264,500) as of February 28, 2009

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 30, 2009
common stock - $0.001 par value	11,264,500

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation) and Exhibit 3.2 (By-laws) both filed as exhibits to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006; Exhibit 10.4 (Letter Agreement (Macleod)) filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 13, 2008; Exhibit 10.5 (Letter Agreement(McGavney)) filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 13, 2008; Exhibit 10.6 (Share Purchase Agreement (Macleod)) filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 26, 2008; Exhibit 10.7 (Share Purchase Agreement (McGavney)) filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 26, 2008; Exhibit 10.8 (Promissory Note) filed as an exhibit to Pioneer’s Form 10-K (Annual Report) filed on December 2, 2008; Exhibit 14 (Code of Ethics) filed as an exhibit to Pioneer’s Form 10-Q (Quarterly Report) filed on April 16, 2008; and Exhibit 99.1 (Disclosure Committee Charter) filed as an exhibit to Pioneer’s Form 10-Q (Quarterly Report) filed on April 20, 2009.

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended August 31, 2009, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Pioneer Exploration Inc. (“Pioneer”) is a Nevada corporation that was incorporated on June 9, 2005.

Pioneer maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located at 750 West Pender Street, Suite 202, Vancouver, British Columbia, V6C 2T7, Canada.  Pioneer’s office telephone number is (604) 618-0948.

Page - 3

Pioneer has an authorized capital of 75,000,000 shares, consisting of (a) 65,000,000 shares of Common Stock with a par value of $0.001 per share, of which 11,264,500 shares of Common Stock are currently issued and outstanding, and (b) 10,000,000 shares of Preferred Stock with a par value of $0.001 per share, of which no shares of Preferred Stock are issued or outstanding.

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

During Pioneer’s fiscal year end, Pioneer entered in two share purchase agreements to acquire an aggregate 125,000 shares in the capital of Macallan Oil & Gas Inc., which represented 2.1% of all of the issued and outstanding shares of Macallan Oil & Gas Inc.  Macallan Oil & Gas Inc. is a private Barbados company and had a 39% revenue interest in an oil discovery in Trinidad Tobago.

On November 20, 2008, Pioneer entered into a share purchase agreement with Scott Macleod for the acquisition of 75,000 shares in the capital of Macallan Oil & Gas Inc. for the purchase price of CDN$56,250.  Pioneer agreed to pay Mr. Macleod CDN$11,700 as an initial payment, which was paid by Pioneer to Mr. Macleod on the day of signing the share purchase agreement.  Pioneer made three more payments of CDN$14,850 each on January 14, 2009, February 20, 2009 and May 21, 2009 respectively.

Page - 4

Also, on November 20, 2008, Pioneer entered into a share purchase agreement with Ian McGavney for the acquisition of 50,000 shares in the capital of Macallan Oil & Gas Inc. for the purchase price of CDN$37,500.  Pioneer agreed to pay Mr. McGavney CDN$7,800 as an initial payment, which was paid by Pioneer to Mr. McGavney on the day of signing the share purchase agreement.  Pioneer made three more payments of CDN$9,900 each on January 20, 2009, March 11, 2009 and May 21, 2009 respectively.

The effective date of sale and purchase of the 125,000 shares was May 21, 2009.

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

On February 19, 2009, the Company received a $50,000 loan by issue of a promissory note. The note is convertible to 41,667 common shares of the Company at the lender’s sole option. The note is non-interest bearing, unsecured and is payable on demand.  See Exhibit 10.9 – Promissory Note for more details.

On May 15, 2009, the Company received a $36,000 loan by issue of a promissory note. The note is convertible to 20,000 common shares of the Company at the lender’s sole option. The note is non-interest bearing, unsecured and is payable on demand.  See Exhibit 10.10 – Promissory Note for more details.

On November 26, 2009, subsequent to Pioneer’s fiscal year end, it came to the attention of management that Macallan Oil & Gas Inc. no longer had its revenue interest in the oil discovery in Trinidad Tobago.  Management cannot confirm when exactly or how Macallan Oil & Gas Inc. lost its revenue interest as Macallan Oil & Gas Inc. is a private company and management does not have access to those records.  As a result of the loss of revenue interest, management immediately contacted the previous sellers of the shares and demanded that the sellers repurchase from Pioneer the 125,000 shares in Macallan Oil & Gas Inc.  As a result, the sellers arranged for Skye Capital Corporation to purchase the 125,000 shares from Pioneer at a purchase price of CDN$100,000 payable on or before May 31, 2010 pursuant to the terms and conditions of a share purchase agreement and promissory note.  To date, Pioneer has not received any of the purchase proceeds.  See Exhibit 10.11 – Share Purchase Agreement and Promissory Note for more details.

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

Page - 5

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

(a)           Market Information

Pioneer’s common stock has been quoted on the NASD OTC Bulletin Board under the symbol “PIEX” since October 9, 2007.  The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended November 24, 2009.  The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
24 November 2009	$2.50	$2.50	Pink OTC Markets Inc.
31 August 2009	$2.85	$2.15	Pink OTC Markets Inc.
31 May 2009	$2.35	$1.70	Pink OTC Markets Inc.
29 February 2009	$1.70	$0.95	Pink OTC Markets Inc.
30 November 2008	$0.95	$0.10	Pink OTC Markets Inc.
31 August 2008	$0.10	$0.10	Pink OTC Markets Inc.
31 May 2008	$0.10	$0.10	Pink OTC Markets Inc.
29 February 2008	$0.10	$0.10	Pink OTC Markets Inc.
30 November 2007	$0.10	$0.10	Pink OTC Markets Inc.

(b)           Holders of Record

Pioneer has approximately 40 holders of record of Pioneer’s common stock as of August 31, 2009 according to a shareholders’ list provided by Pioneer’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by Pioneer of the number of beneficial owners of common stock held in street name.  The transfer agent for Pioneer’s common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

(c)           Dividends

Pioneer has declared no dividends on its common stock, and is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock.  Dividends are declared at the sole discretion of Pioneer’s Board of Directors.

Page - 6

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

Page - 7

In addition, management anticipates incurring the following expenses during the next 12 month period:

•
Management anticipates spending approximately $3,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $36,000 over the next 12 months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Pioneer’s regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

•
Management anticipates spending approximately $12,000 in complying with Pioneer’s obligations as a reporting company under the Securities Exchange Act of 1934.  These expenses will consist primarily of professional fees relating to the preparation of Pioneer’s financial statements and completing its annual report, quarterly report, and current report filings with the SEC.

As at August 31, 2009, Pioneer had cash of $5,299 and a working capital deficit of $210,559.  Accordingly, Pioneer will require additional financing in the amount of $258,559 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Financial Condition

As at August 31, 2009, Pioneer had a cash balance of $5,299.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Pioneer’s common stock or sale of part of its interest in Macallan Oil & Gas Inc.  If Pioneer is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Pioneer.  Pioneer does not have any financing arranged and Pioneer cannot provide investors with any assurance that Pioneer will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Pioneer’s business will fail.

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

Page - 8

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

Exploration Expenses – Canadian GAAP vs. US GAAP

Under Canadian GAAP, mineral properties including exploration, development and acquisition costs, may be carried at cost and charged to operations if the properties are abandoned or impaired.  Under US GAAP, all expenditures relating to mineral interests prior to the completion of a definitive feasibility study, which establishes proven and probable reserves, must be expensed as incurred.  Once a final feasibility study has been completed, additional costs incurred to bring a mine into production are capitalized as development costs.  Pioneer’s audited financial statements use US GAAP.

Liquidity and Capital Resources

As of August 31, 2009, Pioneer had total assets of $81,688, and a working capital deficit of $210,559, compared with a working capital deficit of $78,807 as of August 31, 2008.  The increase in the working capital deficit was primarily due to an increase in convertible notes payable, and the amount due to a related party, and a decrease in accounts payable.  The assets consisted of $5,299 in cash and $76,389 in the investment of the Macallan Oil & Gas Inc. shares and the liabilities consisted of $1,909 in accounts payable, $29,300 in accrued liabilities, 136,000 in convertible notes payable, and $48,649 due to a related party.

There are no assurances that Pioneer will be able to achieve further sales of its common stock or any other form of additional financing.  If Pioneer is unable to achieve the financing necessary to continue its plan of operations, then Pioneer will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended August 31, 2009, net cash used in operating activities increased to $59,506 compared with $31,417 for the same period in the previous fiscal year.

At August 31, 2009, Pioneer had cash of $5,299.  During the fiscal year ended August 31, 2009, Pioneer used $59,506 in cash for operating activities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $76,389 for the fiscal year ended August 31, 2009 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.  The increase in net cash provided by investing activities was due to the purchase of the Macallan Oil & Gas Inc. shares.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities increased to $140,977 for the fiscal year ended August 31, 2009 as compared with financing activities of $31,472 for the same period in the previous fiscal year.  The increase in net cash provided by financing activities was due to the proceeds from convertible notes payable and advances from a related party.

Page - 9

Results of Operation for the Period Ended August 31, 2009

Pioneer has had no operating revenues since its inception on June 9, 2005, through to August 31, 2009.  Pioneer’s activities have been financed from the proceeds of share subscriptions.  From its inception, on June 9, 2005, to August 31, 2009 Pioneer has raised a total of $64,901 from private offerings of its common stock.

References to the discussion below to fiscal 2009 are to Pioneer’s fiscal year ended on August 31, 2009.  References to fiscal 2008 are to Pioneer’s fiscal year ended August 31, 2008.

	Accumulated from June 9, 2005 (Date of Inception) to August 31, 2009 $	For the Year Ended August 31, 2009 $	For the Year Ended August 31, 2008 $
	(Audited)	(Audited)	(Audited)
Revenue	–	–	–

Expenses

Donated rent	11,250	1,500	3,000
Donated services	25,500	6,000	6,000
Foreign exchange	(3,757)	(1,692)	(1,930)
General and administrative	20,960	9,700	3,124
Impairment loss on mineral properties	7,500	-	-
Accretion of beneficial conversion feature	81,834	81,834	-
Mineral property costs	5,887	-	141
Professional fees	174,481	47,355	59,921

Total Expenses	323,655	144,697	70,256

Net Loss	(323,655)	(144,697)	(70,256)

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

Foreign Exchange

Foreign exchange consists of foreign exchange gains and losses that arise from settling transactions undertaken by Pioneer in currencies other than the US dollar.

General and Administrative

General and administrative expenses are the general office and operational expenses of Pioneer.  They include bank charges, filing and transfer agent fees, website costs, and rent.

Page - 10

Impairment Loss on Mineral Properties

Impairment losses on mineral properties are mineral property acquisition costs that do not meet the accounting standard’s criteria for capitalization.  As a result of not meeting the criteria for capitalization the acquisition costs cannot be included on the balance sheet as an asset and a loss equal to the amount of the acquisition costs is recorded.

Accretion of beneficial conversion feature

Accretion of beneficial conversion feature is non-cash interest expense relating to Pioneer’s convertible notes.  Pioneer records the value of the conversion feature included in the notes as an additional interest cost of the financing.

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

Pioneer had no contingencies or long-term commitments at August 31, 2009.

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

Page - 11

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

Page - 12

Item 8.                      Financial Statements and Supplementary Data.

PIONEER EXPLORATION INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

August 31, 2009

Page - 13

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Pioneer Exploration Inc.  (An Exploration Stage Company)

We have audited the accompanying balance sheets of Pioneer Exploration Inc.  (An Exploration Stage Company) as of August 31, 2009 and 2008 and the related statements of operations, cash flows and stockholders’ deficit for the years then ended, and accumulated from June 9, 2005 (Date of Inception) to August 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Exploration Inc.  (An Exploration Stage Company) as of August 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and accumulated from June 9, 2005 (Date of Inception) to August 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has working capital deficiency and accumulated losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

December 1, 2009
Pioneer Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2009 $	August 31, 2008 $

ASSETS

Current Assets

Cash	5,299	217

Total Current Assets	5,299	217

Investment (Note 3)	76,389	–

Total Assets	81,688	217

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	1,909	5,215
Accrued liabilities	29,300	29,351
Convertible notes payable (Note 6)	136,000	–
Due to related party (Note 5(a))	48,649	44,458

Total Liabilities	215,858	79,024

Going Concern (Note 1)

Subsequent Event (Note 8)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value 11,264,500 shares issued and outstanding	11,265	11,265

Additional Paid-In Capital	141,470	59,636

Donated Capital (Note 5(b))	36,750	29,250

Deficit Accumulated During the Exploration Stage	(323,655)	(178,958)

Total Stockholders’ Deficit	(134,170)	(78,807)

Total Liabilities and Stockholders’ Deficit	81,688	217

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from	For the	For the
	June 9, 2005	Year	Year
	(Date of Inception)	Ended	Ended
	to August 31,	August 31,	August 31,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

Donated rent (Note 5(b))	11,250	1,500	3,000
Donated services (Note 5(b))	25,500	6,000	6,000
Foreign exchange gain	(3,757)	(1,692)	(1,930)
General and administrative	20,960	9,700	3,124
Impairment loss on mineral properties	7,500	–	–
Accretion of beneficial conversion feature (Note 6)	81,834	81,834	–
Mineral property costs	5,887	–	141
Professional fees	174,481	47,355	59,921

Total Expenses	323,655	144,697	70,256

Net Loss	(323,655)	(144,697)	(70,256)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		11,264,500	11,264,500

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated
	From	For the	For the
	June 9, 2005	Year	Year
	(Date of Inception)	Ended	Ended
	To August 31,	August 31,	August 31,
	2009	2009	2008
	$	$	$

Operating Activities

Net loss	(323,655)	(144,697)	(70,256)

Adjustment to reconcile net loss to net cash used in operating activities

Accretion of beneficial conversion feature	81,834	81,834	–
Donated services and rent	36,750	7,500	9,000

Changes in operating assets and liabilities

Accounts payable	1,909	(3,306)	(486)
Accrued liabilities	29,300	(51)	28,602
Due from related party	1,700	(786)	1,723

Net Cash Used In Operating Activities	(172,162)	(59,506)	(31,417)

Investing Activities

Purchase of investment	(76,389)	(76,389)	–

Net Cash Provided by Investing Activities	(76,389)	(76,389)	–

Financing Activities

Advances from related party	46,949	4,977	31,472
Proceeds from convertible notes payable	142,000	136,000	–
Proceeds from issuance of common stock	64,901	–	–

Net Cash Provided by Financing Activities	253,850	140,977	31,472

Increase in Cash	5,299	5,082	55

Cash - Beginning of Period	–	217	162

Cash - End of Period	5,299	5,299	217

Non-cash Investing and Financing Activities

Common shares issued to settle debt	6,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Deficit
For the Period from June 9, 2005 (Date of Inception) to August 31, 2009
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Donated	Exploration
	Shares	Par Value	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance – June 9, 2005 (Date of Inception)	–	–	–	–	–	–

Common stock issued for cash at $0.001 per share	11,025,000	11,025	–	–	–	11,025

Donated services and rent	–	–	–	2,250	–	2,250

Net loss for the period	–	–	–	–	(6,681)	(6,681)

Balance – August 31, 2005	11,025,000	11,025	–	2,250	(6,681)	6,594

Common stock issued for cash at $0.25 per share	215,500	216	53,660	–	–	53,876

Common stock issued for cash for stock subscriptions received recorded as loans payable	24,000	24	5,976	–	–	6,000

Donated services and rent	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	(54,679)	(54,679)

Balance – August 31, 2006	11,264,500	11,265	59,636	11,250	(61,360)	20,791

Donated services and rent	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	(47,342)	(47,342)

Balance – August 31, 2007	11,264,500	11,265	59,636	20,250	(108,702)	(17,551)

Donated services and rent	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	(70,256)	(70,256)

Balance – August 31, 2008	11,264,500	11,265	59,636	29,250	(178,958)	(78,807)

Beneficial conversion feature	–	–	81,834	–	–	81,834

Donated services and rent	–	–	–	7,500	–	7,500

Net loss for the year	–	–	–	–	(144,697)	(144,697)

Balance – August 31, 2009	11,264,500	11,265	141,470	36,750	(323,655)	(134,170)

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2009
(Expressed in U.S. Dollars)

1.	Nature of Operations and Going Concern

The Company was incorporated in the State of Nevada on June 9, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its secretary and convertible note holder, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2009, the Company has a working capital deficiency of $210,559 and has accumulated losses of $323,655 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is August 31.  The Company evaluated all events or transactions that occurred after August 31, 2009 up through December 10, 2009, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events other than those disclosed in Note 8.

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

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Investment

The Company accounts for the investment described in Note 3 pursuant to Financial Accounting Standards Board Staff Position 115 – “A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities” and  APB 18, “The Equity Method of Accounting for Investments in Common Stock”.  As the fair value of the investment is not readily determinable, and the estimation of fair value is not practicable, the Company has recorded the fair value at cost and evaluated it for impairment at August 31, 2009.  As there were no events or circumstances that indicate impairment at August 31, 2009, the investment is recorded at its cost of $76,389 at August 31, 2009.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2009
(Expressed in U.S. Dollars)

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

g)      Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at August 31, 2009 and 2008, the Company does not have any asset retirement obligations.

h)	Financial Instruments and Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

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

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2009
(Expressed in U.S. Dollars)

2.       Summary of Significant Accounting Policies (continued)

h)     Financial Instruments and Fair Value Measurements (continued)

The Company’s financial instruments consist principally of cash, investment, accounts payable, amounts due to a related party and convertible notes payable.

Pursuant to SFAS No. 157, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Convertible notes payable are valued based on “Level 2” inputs, consisting of model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. The Company’s investment is carried at cost as there are no quoted market prices, and a reasonable estimate of fair value could not be made without incurring excessive costs.  The Company believes that the recorded values of accounts payable and amounts due to a related party approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as of August 31, 2009 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	August 31,
	(Level 1) $	(Level 2) $	(Level 3) $	2009 $
Assets:
Cash	5,299	–	–	5,299

Liabilities:
Convertible notes payable	–	136,000	–	136,000

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

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2009
(Expressed in U.S. Dollars)

2.       Summary of Significant Accounting Policies (continued)

k)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

l)	Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  At August 31, 2009, the Company had 261,667 (2008 - Nil) dilutive securities outstanding relating to shares issuable upon the conversion of convertible notes payable.

m)	Stock-based Compensation

In accordance with SFAS 123R, “Share Based Payments”, the Company accounts for share-based payments using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

n)	Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2009
(Expressed in U.S. Dollars)

2.       Summary of Significant Accounting Policies (continued)

n)     Recently Issued Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations”. SFAS No. 141 (R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141 (R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

o)	Recently Adopted Accounting Pronouncements

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The adoption of SAB 111 did not have a material effect on the Company’s financial statements.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2009
(Expressed in U.S. Dollars)

2.       Summary of Significant Accounting Policies (continued)

o)     Recently Adopted Accounting Pronouncements (Continued)

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

The adoption of these FSPs did not have a material effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is to be applied to interim and annual financial periods ending after June 15, 2009. The disclosures required by this statement are presented in Note 2(a).

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS No. 162 became effective on November 13, 2008 following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement did not have a material effect on the Company’s financial statements.

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
August 31, 2009
(Expressed in U.S. Dollars)

3.	Investment

The Company entered into two separate share purchase agreements to acquire an aggregate of 125,000 common shares of Macallan Oil & Gas Inc. (“Macallan”), a private company domiciled in Barbados, for an aggregate acquisition cost of CDN$93,750 as follows:

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

The investment is recorded at cost as there are no quoted market prices for this investment and pursuant to SFAS 107, “Disclosures about Fair Value of Financial Instruments” a reasonable estimate of the fair value was not practicable. At August 31, 2009, the carrying value of the shares was $76,389 (2008 - $Nil).  Subsequent to August 31, 2009, the Company sold the 125,000 shares of Macallan for CDN$100,000.  Refer to Note 8.

4.	Mineral Properties

The Company entered into an agreement dated August 25, 2005 to acquire a 100% interest in three mineral claims located near Yale, British Columbia, Canada, for consideration of $7,500. The claims were registered in the name of the Secretary of the Company, who has executed a trust agreement whereby the Secretary agreed to hold the claims in trust on behalf of the Company. The Vendor retains a 2% net smelter royalty. The cost of the mineral property was initially capitalized. As at August 31, 2006, the Company recognized an impairment loss of $7,500, as it had not yet been determined whether there are proven or probable reserves on the property. On January 16, 2008, the three mineral claims were allowed to lapse due to poor results from the first phase of the exploration program.

5.	Related Party Transactions

a)
As at August 31, 2009, the Company is indebted to the Secretary of the Company for $48,649 (August 31, 2008 - $44,458), representing expenditures paid on behalf of the Company. This amount is unsecured, bears no interest, and is due on demand.

b)
The Company recognizes donated services provided by the Secretary of the Company at $250 per month and donated services provided by the President of the Company at $250 per month. In addition, the Company previously recognized donated rent at $250 per month up until February 28, 2009, after which the Company began renting office space from an unrelated third party. During the year ended August 31, 2009, the Company recognized $1,500 (2008 – $3,000) in donated rent and $6,000 (2008 – $6,000) in donated services.

6.	Convertible Notes Payable

a)
On November 20, 2008, the Company received a $50,000 loan and issued a promissory note. The note is convertible into 200,000 common shares of the Company at $0.25 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

In accordance with Emerging Issues Task Force (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $50,000 as additional paid-in capital and an equivalent discount which was charged to operations as the note is due on demand.

b)
On February 19, 2009, the Company received a $50,000 loan and issued a promissory note. The note is convertible into 41,667 common shares of the Company at $1.20 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

In accordance with Emerging Issues Task Force (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $20,833 as additional paid-in capital and an equivalent discount which was charged to operations as the note is due on demand.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2009
(Expressed in U.S. Dollars)

6.           Convertible Notes Payable (continued)

c)
On May 15, 2009, the Company received a $36,000 loan and issued a promissory note. The note is convertible into 20,000 common shares of the Company at $1.80 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

In accordance with Emerging Issues Task Force (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $11,000 as additional paid-in capital and an equivalent discount which was charged to operations as the note is due on demand.

7.           Income Taxes

As at August 31, 2009, the Company has net operating losses carried forward of $197,571 available to offset taxable income in future years which commence expiring in fiscal 2025.

The income tax benefit differs from the amount computed by applying the federal and state income tax rate of 35% to net loss before income taxes for the period ended August 31, 2009 as a result of the following:

	Year Ended August 31, 2009 $	Year Ended August 31, 2008 $

Income tax recovery	(50,644)	(24,590)

Non-deductible expenses	31,267	3,150

Valuation allowance change	19,377	21,440

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at August 31, 2009 and 2008, after applying enacted corporate income tax rates, are as follows:

	August 31, 2009 $	August 31, 2008 $

Deferred income tax assets
Mineral property costs	2,625	2,625
Net operating losses carried forward	69,150	49,773

Total deferred income tax assets	71,775	52,398

Valuation allowance	(71,775)	(52,398)

Net deferred income tax asset	–	–

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

8.	Subsequent Event

On November 30, 2009, the Company sold its investment of 125,000 common shares of Macallan Oil & Gas Inc. (refer to Note 3) in exchange for a CDN$100,000 non-interest bearing promissory note due May 31, 2010.

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

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Pioneer’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Pioneer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Pioneer’s management concluded, as of the end of the period covered by this report, that Pioneer’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was accumulated or communicated to management to allow timely decisions regarding required disclosure.  In particular, Pioneer has identified material weaknesses in internal control over financial reporting, as discussed below.

In March 2009, management implemented the following remediation procedures, which are intended to remediate the causes of Pioneer’s disclosure procedures and controls ineffectiveness:

•	adopted a Disclosure Committee Charter (see Exhibit 99.1 for more details)
•	appointed Pioneer’s officers and directors to the Disclosure Committee
•	adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

Page - 27

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Pioneer’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Pioneer’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Pioneer’s Chief Financial Officer in connection with the audit of its financial statements as of August 31, 2009 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of August 31, 2009, Pioneer’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on Pioneer’s financial results.  However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on Pioneer’s board of directors caused and continues to cause an ineffective oversight in the establishment and monitoring of the required internal controls over financial reporting.

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

Page - 28

Changes in Internal Controls

There were no changes in Pioneer’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended August 31, 2009, that materially affected, or are reasonably likely to materially affect, Pioneer’s internal control over financial reporting, with the exception of the following:

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

When funds are available to Pioneer, management will create a position in Pioneer that will be responsible for segregating duties consistent with control objectives and Pioneer will increase its personnel resources and technical accounting expertise within the accounting function by (i) appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of Pioneer resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting, and (ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting.

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

Warren Robb ●  Mr. Robb (49 years old) has been a director and the president, CEO, and CFO of Pioneer since June 2005.  From January to December 2005, Mr, Robb was the senior consulting geologist for Majestic Gold Corp.  Mr Robb has served as Chief Operating Officer and Vice President Explorations Inc for TTM Resources Inc. since October 2007.  From April 2004 to June 2004 Mr. Robb provided investor relations services for BM Diamond Gold Corp.  Mr. Robb is a professional geoscientist and has been a member of the Association of Professional Engineers and Geoscientists of British Columbia since 1992.  Mr. Robb holds a Bachelor of Science degree from the University of British Columbia

Thomas Brady ●  Mr. Brady (57) has been a director and the treasurer and corporate secretary of Pioneer since June 2005.  Mr. Brady was the vice-president, communications for TTM Resources Inc. from May 2004 to November 2006 and has served as a consultant from November 2006 to present.  From May 2001 to May 2004 he was the manager of information systems for Starfield Resources Inc.  Mr. Brady was a director of GTO Resources Inc. from July 2003 to December 2003.  Mr. Brady has been a consultant to Wyn Developments Inc., United Resource Group Inc. and Metalquest Minerals Inc. (formerly Sonora Gold Corp) from May 2004 to present.  From May 2003 to May 2005 he was a director and the secretary-treasurer of Chilco River Holdings Inc.  Mr. Brady has served as president of BBX Marketing Corp. (formerly Momentum Marketing Corporation) from 1992 to present.  He has been Vice President-Communications of Red Tusk Resources Inc. from May 2004 to May 2005.  Mr. Brady has been the president of the Vancouver Petroleum Club since July 2006.  Mr. Brady holds a Bachelor of Commerce degree from the University of Manitoba.

Page - 29

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

(e)           Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Pioneer is not aware of any failures to file a required report during the period covered by this annual report.

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

Page - 30

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

As of August 31, 2009, Pioneer did not have a written audit committee charter or similar document.

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

Item 11.  Executive Compensation.

Pioneer has paid no compensation to its named executive officers during its fiscal year ended August 31, 2009.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Warren Rob CEO and CFO June 2005 - present	2007 2008 2009	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Thomas Brady Secretary/Treasurer June 2005 – present	2007 2008 2009	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

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

Page - 31

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

[2] Based on 11,264,500 shares of common stock issued and outstanding as of November 30, 2009.

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
[1] Based on 11,264,500 shares of common stock issued and outstanding as of November 30, 2009.

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

Warren Robb, Pioneer’s President, CEO, CFO and director, donated services to Pioneer that are recognized on its financial statements.  Also, Thomas Brady, Pioneer’s Corporate Secretary, Treasurer, and director, donated services and rent to Pioneer that are recognized on its financial statements.  From inception on June 9, 2005 to August 31, 2009, Pioneer recognized a total of $25,500 for donated services at a rate of $250 per month and $11,250 for donated rent at a rate of $250 per month.

(b)           Promoters and control persons

During the past five fiscal years, Warren Robb and Thomas Brady have been promoters of Pioneer’s business, but none of these promoters have received anything of value from Pioneer nor is any person entitled to receive anything of value from Pioneer for services provided as a promoter of the business of Pioneer.

Page - 32

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

Item 14.  Principal Accounting Fees and Services

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Pioneer’s audit of annual financial statements and for review of financial statements included in Pioneer’s Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009 - $14,500 – Manning Elliott LLP – Chartered Accountants
2008 - $16,200 – Manning Elliott LLP – Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Pioneer’s financial statements and are not reported in the preceding paragraph:

2009 - $nil – Manning Elliott LLP – Chartered Accountants
2008 - $nil – Manning Elliott LLP – Chartered Accountants

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009 - $nil – Manning Elliott LLP – Chartered Accountants
2008 - $nil – Manning Elliott LLP – Chartered Accountants

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 - $nil – Manning Elliott LLP – Chartered Accountants
2008 - $nil – Manning Elliott LLP – Chartered Accountants

Page - 33

(6)  The percentage of hours expended on the principal accountant’s engagement to audit Pioneer’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Item 15.  Exhibits, Financial Statements Schedules.

(a)           Index to and Description of Exhibits.

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to Pioneer’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-135743 and SEC File Number 000-53784.

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
Filed
10.9	Promissory Note dated February 19, 2009 given to Blue Cove Holdings Inc. by Pioneer Exploration Inc.	Included
10.10	Promissory Note dated May 15, 2009 given to Blue Cove Holdings Inc. by Pioneer Exploration Inc.	Included
10.11	Share Purchase Agreement and Promissory Note dated November 30, 2009 between Pioneer Exploration Inc. and Skye Capital Corporation.	Included
14	Code of Ethics filed as an exhibit to Pioneer’s Form 10-Q (Quarterly Report) filed on April 16, 2008, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Disclosure Committee Charter filed as an exhibit to Pioneer’s Form 10-Q (Quarterly Report) filed on April 20, 2009, and incorporated herein by reference.	Filed

Page - 34

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Pioneer Exploration Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PIONEER EXPLORATION INC.

By:          /s/ Warren Robb
Name:          Warren Robb
Title:            Director and CEO
Dated:          December 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Pioneer Exploration Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Warren Robb	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer Member of the Board of Directors	December 10, 2009
/s/ Thomas Brady	Treasurer, and Corporate Secretary Member of the Board of Directors	December 10, 2009

Page - 35

Exhibit 10.9

Page - 36

PROMISSORY NOTE

DATED as of February 19, 2009.

TO:                      Blue Cove Holdings Inc., # 4 Beaufort Road Nassau Bahamas

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
At any time prior to the date that the Principal is repaid, the Creditor, at his sole option, may convert a portion or all of the Principal amount outstanding into shares of common stock (the “Shares”) in the capital stock of the Company. Each $1.20 of Principal outstanding may be converted in to one Share.

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

Pioneer Exploration Inc.

Per:           /s/ Tom Brady
_______________________________
Tom Brady, Director

Page - 37

Exhibit 10.10

Page - 38

PROMISSORY NOTE

DATED as of May 15, 2009.

TO:                      Blue Cove Holdings Inc., # 4 Beaufort Road Nassau Bahamas

(the “Creditor")

WHEARAS, we, Pioneer Exploration Inc, are indebted to the Creditor in the amount of $36,000.00 for funds that the Creditor advanced to us:

WE, Pioneer Exploration Inc, Inc, of 750 West Pender Street, Suite 202, Vancouver, British Columbia, V6C 2T7 (the "Company"), promise to pay to the Creditor, at the address specified above, the principal amount specified below ("Principal").

The following are the terms and conditions of the Note:

1.	Principal amount:	$36,000.00 due and payable from the Company to the Creditor

2.	Maturity date:	This Note shall be payable on demand.

3.	Interest:	No interest shall accrue on the outstanding amount.

4.	Conversion:
At any time prior to the date that the Principal is repaid, the Creditor, at his sole option, may convert a portion or all of the Principal amount outstanding into shares of common stock (the “Shares”) in the capital stock of the Company. Each $1.80 of Principal outstanding may be converted in to one Share.

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

Pioneer Exploration Inc.

Per:           /s/ Tom Brady

_______________________________
Tom Brady, Director
Page - 39

Exhibit 10.11

Page - 40

SHARE PURCHASE AGREEMENT
November 30, 2009

Pioneer Exploration Inc., a Nevada company, of 750 West Pender Street, Suite 2020, Vancouver, British Columbia, V6C 2T7 (the “Seller”), will sell its 125,000 shares in the capital of Macallan Oil & Gas Inc. (the “Shares”) to Skye Capital Corporation (the “Purchaser”), of 102 Aberdeen Road, Bridgewater, Nova Scotia, B4V 2S8 for the purchase price of CDN$100,000 (the “Purchase Price”) effective November 30,2009 (“Closing Date”).

The Purchaser will pay the Purchase Price on or before May 31, 2010.  The Purchaser is liable for payment of the Purchase Price and any costs that the Seller incurs in trying to collect the Purchase Price.

The Purchaser will secure its payment of the Purchase Price with a promissory note and the Seller will retain physical possession of the Shares and be the registered owner of the Shares until the Purchase Price is paid in full.

If the Purchaser sells its beneficial ownership of the Shares, the Purchaser will pay to the Seller all of the proceeds of sale of the Shares up to the sum of the Purchase Price.

Pioneer Exploration Inc.

Per: /s/ Authorized Signatory

Authorized signatory

Page - 41

Exhibit 31

Page - 42

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Warren Robb, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending August 31, 2009 of Pioneer Exploration Inc.;

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

Date:  December 10, 2009

/s/ Warren Robb
Warren Robb
Chief Executive Officer

Page - 43

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Warren Robb, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending August 31, 2009 of Pioneer Exploration Inc.;

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

Date:  December 10, 2009

/s/ Warren Robb
Warren Robb
Chief Financial Officer

Page - 44

Exhibit 32

Page - 45

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pioneer Exploration Inc. (the “Company”) on Form 10-K for the period ending August 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Warren Robb, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Warren Robb
Warren Robb
Chief Executive Officer

December 10, 2009

Page - 46

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pioneer Exploration Inc. (the “Company”) on Form 10-K for the period ending August 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Warren Robb, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Warren Robb
Warren Robb
Chief Financial Officer

December 10, 2009

Page - 47