Form 10-Q
period 2009-11-30
Pioneer Exploration Inc.
filed 2010-01-14
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     November 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 13, 2010
common stock - $0.001 par value	11,264,500

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

PIONEER EXPLORATION INC.
(an exploration stage company)

INTERIM FINANCIAL STATEMENTS

November 30, 2009

(Unaudited)

Page - 2

Pioneer Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	November 30, 2009 $	August 31, 2009 $
	(unaudited)
ASSETS

Current Assets

Cash	940	5,299
Note receivable (Note 3)	86,476	–

Total Current Assets	87,416	5,299

Investment (Note 4)	–	76,389

Total Assets	87,416	81,688

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	231	1,909
Accrued liabilities	35,173	29,300
Convertible notes payable (Note 7)	136,000	136,000
Due to related party (Note 6(a))	50,420	48,649

Total Liabilities	221,824	215,858

Going Concern (Note 1)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value 11,264,500 shares issued and outstanding	11,265	11,265

Additional Paid-In Capital	141,470	141,470

Donated Capital (Note 6(b))	38,250	36,750

Deficit Accumulated During the Exploration Stage	(325,393)	(323,655)

Total Stockholders’ Deficit	(134,408)	(134,170)

Total Liabilities and Stockholders’ Deficit	87,416	81,688

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	June 9, 2005	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to November 30,	November 30,	November 30,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

Donated rent (Note 6(b))	11,250	–	750
Donated services (Note 6(b))	27,000	1,500	1,500
Foreign exchange loss (gain)	(2,044)	1,713	(6,671)
General and administrative	21,293	333	3,263
Impairment loss on mineral properties	7,500	–	–
Accretion of beneficial conversion feature (Note 7)	81,834	–	50,000
Mineral property costs	5,887	–	–
Professional fees	182,760	8,279	20,596

Total Expenses	335,480	11,825	69,438

Operating Loss	(335,480)	(11,825)	(69,438)

Other Income

Gain on sale of investment	10,087	10,087	–

Net Loss	(325,393)	(1,738)	(69,438)

Net Loss Per Share – Basic and Diluted		–	(0.01)

Weighted Average Shares Outstanding		11,264,500	11,264,500

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated
	From	For the	For the
	June 9, 2005	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	To November 30,	November 30,	November 30,
	2009	2009	2008
	$	$	$

Operating Activities

Net loss	(325,393)	(1,738)	(69,438)

Adjustment to reconcile net loss to net cash used in operating activities

Accretion of beneficial conversion feature	81,834	–	50,000
Donated services and rent	38,250	1,500	2,250
Gain on sale of investment	(10,087)	(10,087)	–

Changes in operating assets and liabilities

Accounts payable	231	(1,678)	2,903
Accrued liabilities	35,173	5,873	15,177
Due from related party	3,471	1,771	(6,437)

Net Cash Used In Operating Activities	(176,521)	(4,359)	(5,545)

Investing Activities

Purchase of investment	(76,389)	–	(15,269)

Net Cash Used In Investing Activities	(76,389)	–	(15,269)

Financing Activities

Advances from related party	46,949	–	4,977
Proceeds from convertible notes payable	142,000	–	50,000
Proceeds from issuance of common stock	64,901	–	–

Net Cash Provided by Financing Activities	253,850	–	54,977

Increase (Decrease) in Cash	940	(4,359)	34,163

Cash - Beginning of Period	–	5,299	217

Cash - End of Period	940	940	34,380

Non-cash Investing and Financing Activities

Investment exchanged for note receivables	86,476	86,476	-
Common shares issued to settle debt	6,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

1.	Nature of Operations and Going Concern

The Company was incorporated in the State of Nevada on June 9, 2005. The Company is an Exploration Stage Company, as defined by Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Enterprises. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its secretary and convertible note holder, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2009, the Company has a working capital deficiency of $134,408 and has accumulated losses of $325,393 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is August 31.  In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through January 14, 2010, the date of issuance of the unaudited interim financial statements. During this period, the Company did not have any material recognizable subsequent events.

b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended August 31, 2009, included in the Company’s Annual Report on Form 10-K filed on December 10, 2009 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2009, and the results of its operations and cash flows for the three months ended November 30, 2009. The results of operations for the three months ended November 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recovery of financial assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

e)	Investment

The Company accounts for the investment described in Note 4 pursuant to ASC 320 – Debt and Equity Securities.  On November 30, 2009, the Company sold all of its investment in exchange for a promissory note (See Note 3 and 4).

f)	Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value

g)	Asset Retirement Obligations

The Company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at November 30, 2009 and August 31, 2009, the Company does not have any asset retirement obligations.

h)     Financial Instruments and Fair Value Measurements

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, note receivable, accounts payable, amounts due to a related party and convertible notes payable.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

h)      Financial Instruments and Fair Value Measurements (continued)

Pursuant to ASC 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Note receivable and convertible notes payable are valued based on “Level 2” inputs, consisting of model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. The Company believes that the recorded values of accounts payable and amounts due to a related party approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as of November 30, 2009 as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	November 30,
	(Level 1) $	(Level 2) $	(Level 3) $	$2009
Assets:
Cash	940	–	–	940
Note receivable	–	86,476	–	86,476

Liabilities:
Convertible notes payable	–	136,000	–	136,000

Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

i)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 830, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

k)	Comprehensive Income
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at November 30, 2009 and 2008, the Company had no items that represent comprehensive income.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

l)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at November 30, 2009, the Company had 261,667 potentially dilutive shares outstanding.

m)	Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, the Company accounts for share-based payments using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

n)	Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009 (See Note 2(a)).  The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Note Receivable

On November 30, 2009, the Company sold its investment of 125,000 common shares of Macallan Oil and Gas Inc. in exchange for a CDN$100,000 non-interest bearing promissory note due May 31, 2010 (See Note 4). This note receivable has been discounted using a discount rate of 20%. At November 30, 2009, the carrying value of the note was $86,476.

4.	Investment

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

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

4.    Investment (continued)

At August 31, 2009, the carrying value of the shares was $76,389. On November 30, 2009, the Company sold its investment of 125,000 common shares of Macallan Oil and Gas Inc. in exchange for CDN$100,000 non-interest bearing promissory note due May 31, 2010 (See Note 3).

5.	Mineral Properties

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

6.	Related Party Transactions

a)
As at November 30, 2009, the Company is indebted to the Secretary of the Company for $50,420 (August 31, 2009 - $48,649), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, and is due on demand.

b)
The Company recognizes donated services provided by the Secretary of the Company at $250 per month and donated services provided by the President of the Company at $250 per month. In addition, the Company previously recognized donated rent at $250 per month up until February 28, 2009, after which the Company began renting office space from an unrelated third party. During the three months ended November 30, 2009, the Company recognized $Nil (2008 – $750) in donated rent and $1,500 (2008 – $1,500) in donated services.

7.	Convertible Notes Payable

a)
On November 20, 2008, the Company received a $50,000 loan and issued a promissory note. The note is convertible into 200,000 common shares of the Company at $0.25 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

In accordance with ASC 470-20, Debt – Debt with Conversion and Other Options,  the Company recognized the value of the embedded beneficial conversion feature of $50,000 as additional paid-in capital and an equivalent discount which was charged to operation as the note is due on demand.

b)
On February 19, 2009, the Company received a $50,000 loan and issued a promissory note. The note is convertible into 41,667 common shares of the Company at $1.20 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

In accordance with ASC 470-20, the Company recognized the value of the embedded beneficial conversion feature of $20,833 as additional paid-in capital and an equivalent discount which was charged to operation as the note is due on demand.

c)
On May 15, 2009, the Company received a $36,000 loan and issued a promissory note. The note is convertible into 20,000 common shares of the Company at $1.80 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

In accordance with ASC 470-20, the Company recognized the value of the embedded beneficial conversion feature of $11,000 as additional paid-in capital and an equivalent discount which was charged to operation as the note is due on demand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Pioneer’s financial condition, changes in financial condition and results of operations for the three months ended November 30, 2009 should be read in conjunction with Pioneer’s unaudited financial statements and related notes for the three months ended November 30, 2009.

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

Management has decided to expand Pioneer’s focus and identify and assess new projects for acquisition purposes that are more global in nature

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

As at November 30, 2009, Pioneer had cash of $940 and a working capital deficit of $134,408.  Accordingly, Pioneer will require additional financing in the amount of $182,408 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at November 30, 2009, Pioneer had cash of $940 and a working capital deficit of $134,408, compared to cash of $5,299 and working capital deficit of $134,170 as at August 31, 2009.

There are no assurances that Pioneer will be able to achieve further sales of its common stock or any other form of additional financing.  If Pioneer is unable to achieve the financing necessary to continue its plan of operations, then Pioneer will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

Pioneer used cash of $4,359 in operating activities during the first three months of fiscal 2010 compared to cash used of $5,545 in operating activities during the same period in the previous fiscal year.  The decrease in the operating activities was principally a result of the gain on sale of investment in the amount of $10,087, donated services and rent in the amount of $1,500, which was offset by accrued liabilities in the amount of $5,873, accounts payable in the amount of $1,678, and due from related party in the amount of $1,771.

Page - 12

Net Cash Used In Investing Activities

Net cash provided by investing activities was $nil for the first three months of fiscal 2010 as compared with cash flow from investing activities of $15,269 for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities was $nil for the first three months of fiscal 2010.  Pioneer generated $54,977 from financing activities during the first three months of fiscal 2009.

Results of Operations – Three months ended November 30, 2009 and November 30, 2008

References to the discussion below to fiscal 2010 are to Pioneer’s current fiscal year, which will end on August 31, 2010.  References to fiscal 2009 are to Pioneer’s fiscal year ended August 31, 2009.

	Accumulated from June 9, 2005 (Date of Inception) to November 30, 2009 $	For the Three Months Ended November 30, 2009 $	For the Three Months Ended November 30, 2008 $

Revenue	–	–	–

Expenses

Donated rent	11,250	-	750
Donated services	27,000	1,500	1,500
Foreign exchange gain	(2,044)	1,713	(6,6710
General and administrative	21,293	333	3,263
Impairment loss on mineral properties	7,500	-	-
Accretion of beneficial conversion feature	81,834	-	50,000
Mineral property costs	5,887	-	-
Professional fees	182,760	8,279	20,596

Total Expenses	335,480	11,825	69,438

Other Income

Gain on sale of investment	10,087	10,087

Net Loss	(325,393)	(1,738)	(69,438)

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

Page - 13

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

Mineral Property Costs

Pioneer incurred $nil in mineral property costs during the first three months of fiscal 2010.  Pioneer has abandoned the exploration program on the Pipe Property.

Professional Fees

Professional expenses included legal, accounting and auditing expenses associated with Pioneer’s corporate organization, the preparation of its financial statements, and its ongoing reporting obligations under the Securities Exchange Act of 1934.

Going Concern

Pioneer has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities.  For these reasons Pioneer’s auditors stated in their report for the year-end August 31, 2009 that they have substantial doubt Pioneer will be able to continue as a going concern.

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

Pioneer had no contingencies or long-term commitments at November 30, 2009.

Page - 14

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

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Pioneer regularly evaluates estimates and assumptions related to the recovery of financial assets, donated expenses and deferred income tax asset valuation allowances.  Pioneer bases its estimates and assumptions on current facts, historical experience and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by Pioneer may differ materially and adversely from Pioneer’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Investment

Pioneer accounts for the investment described in Note 4 pursuant to ASC 320 – Debt and Equity Securities.  On November 30, 2009, Pioneer sold all of its investment in exchange for a promissory note.

Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.  Circumstances that could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.  Recoverability is assessed based on the carrying amount of the asset and its fair value that is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.  An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value..

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Pioneer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of November, 2009.

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

Changes in Internal Controls over Financial Reporting

There were no changes in Pioneer’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended November 30, 2009, that materially affected, or are reasonably likely to materially affect, Pioneer’s internal control over financial reporting.

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

Page - 17

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Pioneer Exploration Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PIONEER EXPLORATION INC.

Dated:           January 14, 2010                                                                By:    /s/ Warren Robb
Name:           Warren Robb
Title:           CEO and CFO
(Principal Executive Officer and
  Principal Financial Officer)

Page - 18

Exhibit 31

Page - 19

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Warren Robb, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending November 30, 2009 of Pioneer Exploration Inc.;

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

Date:  January 14, 2010

/s/ Warren Robb
Warren Robb

Chief Executive Officer

Page - 20

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Warren Robb, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending November 30, 2009 of Pioneer Exploration Inc.;

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

Date:  January 14, 2010

/s/ Warren Robb
Warren Robb

Chief Financial Officer

Page - 21

Exhibit 32

Page - 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending November 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Warren Robb, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Warren Robb
Warren Robb

Chief Executive Officer

January 14, 2010

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending November 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Warren Robb, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Warren Robb
Warren Robb
Chief Financial Officer

January 14, 2010

Page - 24