Form 10-Q
period 2010-05-31
Pioneer Exploration Inc.
filed 2010-07-15
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     May 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to________________________

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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 14, 2010
common stock - $0.001 par value	11,264,500

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

PIONEER EXPLORATION INC.
(an exploration stage company)

INTERIM FINANCIAL STATEMENTS

May 31, 2010

(Unaudited)

Page - 2

Pioneer Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2010 $	August 31, 2009 $
	(unaudited)
ASSETS

Current Assets

Cash	2,054	5,299
Note receivable (Note 3)	95,830	–

Total Current Assets	97,884	5,299

Investment (Note 4)	–	76,389

Total Assets	97,884	81,688

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	7,117	1,909
Accrued liabilities	32,460	29,300
Convertible notes payable (Note 7)	136,000	136,000
Due to related party (Note 6(a))	76,147	48,649

Total Liabilities	251,724	215,858

Going Concern (Note 1)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value 11,264,500 shares issued and outstanding	11,265	11,265

Additional Paid-In Capital	141,470	141,470

Donated Capital (Note 6(b))	41,250	36,750

Deficit Accumulated During the Exploration Stage	(347,825)	(323,655)

Total Stockholders’ Deficit	(153,840)	(134,170)

Total Liabilities and Stockholders’ Deficit	97,884	81,688

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	June 9, 2005	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	To May 31,	May 31,	May 31,	May 31,	May 31,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 6(b))	11,250	–	–	–	1,500
Donated services (Note 6(b))	30,000	1,500	1,500	4,500	4,500
Foreign exchange loss (gain)	(2,132)	141	5,295	1,625	(1,782)
General and administrative	27,919	2,391	1,945	6,959	8,362
Impairment loss on mineral properties	7,500	–	–	–	–
Accretion of beneficial conversion feature (Note 7)	81,834	–	–	–	–
Mineral property costs	5,887	–	–	–	–
Interest expense	–	–	11,000	–	81,833
Professional fees	204,367	6,861	14,151	29,886	42,613

Total Expenses	366,625	10,893	33,891	42,970	137,026

Operating Loss	(366,625)	(10,893)	(33,891)	(42,970)	(137,026)

Other Income

Interest income	8,713	4,456	–	8,713	–
Gain on sale of investment	10,087	–	–	10,087	–

Net Loss	(347,825)	(6,437)	(33,891)	(24,170)	(137,026)

Net Loss Per Share – Basic and Diluted		–	–	–	(0.01)

Weighted Average Shares Outstanding		11,264,500	11,264,500	11,264,500	11,264,500

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated
	From	For the	For the
	June 9, 2005	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended
	To May 31,	May 31,	May 31,
	2010 $	2010 $	2009 $

Operating Activities

Net loss	(347,825)	(24,170)	(137,026)

Adjustment to reconcile net loss to net cash used in operating activities

Accretion of beneficial conversion feature	81,834	–	81,833
Donated services and rent	41,250	4,500	6,000
Gain on sale of investment	(10,087)	(10,087)	–
Foreign Exchange Gain	(641)	(641)	–
Interest Income	(8,713)	(8,713)	–

Changes in operating assets and liabilities

Accounts payable	7,117	5,208	(4,875)
Accrued liabilities	32,460	3,160	702
Due from related party	6,698	4,998	(626)

Net Cash Used In Operating Activities	(197,907)	(25,745)	(53,992)

Investing Activities

Purchase of investment	(76,389)	–	(76,389)

Net Cash Used In Investing Activities	(76,389)	–	(76,389)

Financing Activities

Advances from related party	69,449	22,500	4,977
Proceeds from convertible notes payable	142,000	–	136,000
Proceeds from issuance of common stock	64,901	–	–

Net Cash Provided by Financing Activities	276,350	22,500	140,977

Increase (Decrease) in Cash	2,054	(3,245)	10,596

Cash - Beginning of Period	–	5,299	217

Cash - End of Period	2,054	2,054	10,813

Non-cash Investing and Financing Activities

Investment exchanged for note receivable	86,476	86,476	–
Common shares issued to settle debt	6,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2010
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its secretary and convertible note holder, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2010, the Company has a working capital deficiency of $153,840 and has accumulated losses of $347,825 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2010, and the results of its operations and cash flows for the nine months ended May 31, 2010. The results of operations for the nine months ended May 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2010
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

The Company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at May 31, 2010 and August 31, 2009, the Company does not have any asset retirement obligations.

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

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

h)      Financial Instruments and Fair Value Measurements (continued)

Pursuant to ASC 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of note receivable, accounts payable, convertible notes payable and amounts due to a related party approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of May 31, 2010 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	May 31,
	(Level 1) $	(Level 2) $	(Level 3) $	2010 $
Assets:
Cash	2,054	–	–	2,054

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
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the nine-month periods ended May 31, 2010 and 2009, the Company had no items that represent comprehensive income.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

l)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at May 31, 2010, the Company had 261,667 potentially dilutive shares outstanding.

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

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date and through the date that the financial statements are issued.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measures and Disclosures.  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This guidance requires expanded disclosures only, and did not and is not expected to have any impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Note Receivable

On November 30, 2009, the Company sold its investment of 125,000 common shares of Macallan Oil and Gas Inc. in exchange for a CDN$100,000 non-interest bearing promissory note due May 31, 2010 (See Note 4). This note receivable has been discounted using a discount rate of 20%. At May 31, 2010, the note had a carrying value of $95,830. As at July 14, 2010, the Company has not yet received payment.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2010
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

a)
As at May 31, 2010, the Company is indebted to the President of the Company for $76,147 (August 31, 2009 - $48,649), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, and is due on demand.

b)
The Company recognizes donated services provided by the President of the Company at $250 per month and donated services provided by the previous President of the Company at $250 per month. In addition, the Company previously recognized donated rent at $250 per month up until February 28, 2009, after which the Company began renting office space from an unrelated third party. During the nine months ended May 31, 2010, the Company recognized $Nil (2009 – $1,500) in donated rent and $4,500 (2009 – $4,500) in donated services.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Pioneer’s financial condition, changes in financial condition and results of operations for the nine months ended May 31, 2010 should be read in conjunction with Pioneer’s unaudited financial statements and related notes for the nine months ended May 31, 2010.

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

As at May 31, 2010, Pioneer had cash of $2,054 and a working capital deficit of $153,840.  Accordingly, Pioneer will require additional financing in the amount of $199,786 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at May 31, 2010, Pioneer had cash of $2,054 and a working capital deficit of $153,840, compared to cash of $5,299 and working capital deficit of $134,170 as at August 31, 2009.

There are no assurances that Pioneer will be able to achieve further sales of its common stock or any other form of additional financing.  If Pioneer is unable to achieve the financing necessary to continue its plan of operations, then Pioneer will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

Pioneer used cash of $25,745 in operating activities during the first nine months of fiscal 2010 compared to cash used of $53,992 in operating activities during the same period in the previous fiscal year.  The decrease in the operating activities was principally a result of a decrease of $81,833 in the accretion of beneficial conversion feature, a decrease of $1,500 in donated services and rent, a decrease of $10,087 in gain on sale of investment, a decrease of $641 in foreign exchange gain, and a decrease of $8,713 in interest income, which was offset by an increase of $10,083 in accounts payable, an increase of $2,458 in accrued liabilities, and an increase of $5,624 due from related party.

Page - 12

Net Cash Used In Investing Activities

Net cash provided by investing activities was $nil for the first nine months of fiscal 2010 as compared with cash flow from investing activities of $76,389 for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $22,500 for the first nine months of fiscal 2010.  Pioneer generated $140,977 from financing activities during the first nine months of fiscal 2009.  The decrease in the financing activities was primarily a result of a decrease of $136,000 in proceeds from convertible notes payable, which was offset by an increase of $17,523 in advances from related parties.

Results of Operations – Nine months ended May 31, 2010 and May 31, 2009

References to the discussion below to fiscal 2010 are to Pioneer’s current fiscal year, which will end on August 31, 2010.  References to fiscal 2009 are to Pioneer’s fiscal year ended August 31, 2009.

	Accumulated from June 9, 2005 (Date of Inception) to May, 2010 $	For the Three Months Ended May 31, 2010 $	For the Three Months Ended May 31, 2009 $	For the Nine Months Ended May 31, 2010 $	For the Nine Months Ended May 31, 2009 $

Revenue	–	–	–	–	–

Expenses

Donated rent	11,250	–	–	–	1,500
Donated services	30,000	1,500	1,500	4,500	4,500
Foreign exchange loss (gain)	(2,132)	141	5,295	1,625	(1,782)
General and administrative	27,919	2,391	1,945	6,959	8,362
Impairment loss on mineral properties	7,500	–	–	–	–
Accretion of beneficial conversion feature	81,834	–	–	–	–
Mineral property costs	5,887	–	–	–	–
Interest Expense	–	–	11,000	–	81,833
Professional fees	204,367	6,861	14,151	29,886	42,613

Total Expenses	366,625	10,893	33,891	42,970	137,026

Other Income

Interest income	8,713	4,456	–	8,713	–
Gain on sale of investment	10,087	–	–	10,087	–

Net Loss	(347,825)	(6,437)	(33,891)	(24,170)	(137,026)

Donated Rent

Donated rent is attributable to a rent expense of $250 per month attributable to the provision of Pioneer’s business premises without cost by Mr. Thomas J. Brady, Pioneer’s sole officer and director.  Since March 2009, Pioneer has rented office space from a non-related third party.

Donated Services

Donated services are attributable to an expense of $500 per month in respect of services without compensation provided by Mr. Thomas Brady, Pioneer’s sole officer and director.

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

Pioneer had no contingencies or long-term commitments at May 31, 2010.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Pioneer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of May 31, 2010.

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

Changes in Internal Controls over Financial Reporting

There were no changes in Pioneer’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2010, that materially affected, or are reasonably likely to materially affect, Pioneer’s internal control over financial reporting.

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

PIONEER EXPLORATION INC.

Dated:                      July 15, 2010                                                                           By:/s/ Thomas Brady
Name:         Thomas Brady
Title:           CEO and CFO
(Principal Executive Officer and
  Principal Financial Officer)

Page - 18

Exhibit 31

Page - 19

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Thomas Brady, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending May 31, 2010 of Pioneer Exploration Inc.;

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

Date:  July 15, 2010

/s/ Thomas Brady
Thomas Brady
Chief Executive Officer

Page - 20

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Thomas Brady, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending May 31, 2010 of Pioneer Exploration Inc.;

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

Date:  July 15, 2010

/s/ Thomas Brady
Thomas Brady
Chief Financial Officer

Page - 21

Exhibit 32

Page - 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending May 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas Brady, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas Brady
Thomas Brady
Chief Executive Officer

July 15, 2010

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending May 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas Brady, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas Brady
Thomas Brady
Chief Financial Officer

July 15, 2010

Page - 24