Form 10-K
period 2010-08-31
Pioneer Exploration Inc.
filed 2010-12-01
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       August 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _________________

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

Page - 1

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

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ X ] Yes         [   ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $65,990,988 ($7.52935 X 8,764,500) as of February 28, 2010

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 29, 2010
common stock - $0.001 par value	11,264,500

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended August 31, 2010, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Page - 4

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

(a)           Market Information

Pioneer’s common stock has been quoted on the NASD OTC Bulletin Board under the symbol “PIEX” since October 9, 2007.  The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended November 26, 2010.  The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
26 November 2010	$0.60	$0.20	Pink OTC Markets Inc.
31 August 2010	$0.20	$0.20	Pink OTC Markets Inc.
31 May 2010	$1.01	$0.01	Pink OTC Markets Inc.
28 February 2010	$2.75	$0.01	Pink OTC Markets Inc.
30 November 2009	$2.50	$2,50	Pink OTC Markets Inc.
31 August 2009	$2.85	$2.15	Pink OTC Markets Inc.
31 May 2009	$2.35	$1.70	Pink OTC Markets Inc.
29 February 2009	$1.70	$0.95	Pink OTC Markets Inc.
30 November 2008	$0.95	$0.10	Pink OTC Markets Inc.

(b)           Holders of Record

Pioneer has approximately 40 holders of record of Pioneer’s common stock as of August 31, 2010 according to a shareholders’ list provided by Pioneer’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by Pioneer of the number of beneficial owners of common stock held in street name.  The transfer agent for Pioneer’s common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

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

As at August 31, 2010, Pioneer had cash of $1,005 and a working capital deficit of $253,646.  Accordingly, Pioneer will require additional financing in the amount of $301,646 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Financial Condition

As at August 31, 2010, Pioneer had a cash balance of $1,005.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Pioneer’s common stock or sale of part of its interest in Macallan Oil & Gas Inc.  If Pioneer is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Pioneer.  Pioneer does not have any financing arranged and Pioneer cannot provide investors with any assurance that Pioneer will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Pioneer’s business will fail.

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

Liquidity and Capital Resources

As of August 31, 2010, Pioneer had total assets of $1,005, and a working capital deficit of $253,646, compared with a working capital deficit of $134,170 as of August 31, 2009.  The increase in the working capital deficit was primarily due to an increase in the amount due to a related party, and an increase in accounts payable, and a decrease in value of its investment of the Macallan Oil & Gas Inc. shares.  Assets consisted solely of $1,005 in cash and the liabilities consisted of $7,258 in accounts payable, $30,976 in accrued liabilities, $136,000 in convertible notes payable, and $80,417 due to a related party.

On November 30, 2009, Pioneer sold its investment of 125,000 common shares of Macallan Oil and Gas Inc. in exchange for a CDN$100,000 non-interest bearing promissory note due May 31, 2010.  At August 31, 2010, Pioneer had not received payment of the note, which had a carrying value of $93,760 after translation into Canadian dollars.  As management believes that ultimate collection of the amount receivable is not reasonably assured, an impairment against the balance was recorded during the year ended August 31, 2010.

There are no assurances that Pioneer will be able to achieve further sales of its common stock or any other form of additional financing.  If Pioneer is unable to achieve the financing necessary to continue its plan of operations, then Pioneer will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended August 31, 2010, net cash used in operating activities decreased to $33,860 compared with $59,506 for the same period in the previous fiscal year.

At August 31, 2010, Pioneer had cash of $1,005.  During the fiscal year ended August 31, 2010, Pioneer used $33,860 in cash for operating activities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $nil for the fiscal year ended August 31, 2010 as compared with cash flow from investing activities of $76,389 for the same period in the previous fiscal year.  The decrease in net cash provided by investing activities was due to the sale of the Macallan Oil & Gas Inc. shares.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities decreased to $29,566 for the fiscal year ended August 31, 2010 as compared with financing activities of $140,977 for the same period in the previous fiscal year.  The decrease in net cash provided by financing activities was due to a decrease in proceeds from convertible notes payable offset by an increase of advances from a related party.

Page - 9

Results of Operation for the Period Ended August 31, 2010

Pioneer has had no operating revenues since its inception on June 9, 2005, through to August 31, 2010.  Pioneer’s activities have been financed from the proceeds of share subscriptions.  From its inception, on June 9, 2005, to August 31, 2010 Pioneer has raised a total of $64,901 from private offerings of its common stock.

References to the discussion below to fiscal 2010 are to Pioneer’s fiscal year ended on August 31, 2010.  References to fiscal 2009 are to Pioneer’s fiscal year ended August 31, 2009.

	Accumulated from June 9, 2005 (Date of Inception) to August 31, 2010 $	For the Year Ended August 31, 2010 $	For the Year Ended August 31, 2009 $
	(Audited)	(Audited)	(Audited)
Revenue	–	–	–

Expenses

Donated rent	11,250	-	1,500
Donated services	30,000	4,500	6,000
Foreign exchange	(1,806)	1,951	(1,692)
General and administrative	28,150	7,190	9,700
Impairment loss on mineral properties	7,500	-	-
Accretion of beneficial conversion feature	81,834	-	81,834
Mineral property costs	5,887	-	-
Professional fees	209,856	35,375	47,355

Total Expenses	372,671	49,016	144,697

Operating Loss	(372,671)	(49,016)	(144,697)

Other Income (Expense)

Impairment of note receivable	(93,670)	(93,670)	-
Interest income	8,713	8,713	-
Gain on sale of investment	10,087	10,087	-

Net Loss	(447,631)	(123,976)	(144,697)

Donated Rent

Donated rent is attributable to a rent expense of $250 per month attributable to the provision of Pioneer’s business premises without cost by Thomas Brady, Pioneer’s Treasurer and Corporate Secretary.

Donated Services

Donated services are attributable to an expense of $250 per month in respect of services without compensation provided by Warren Robb, Pioneer’s former President and CEO, and an expense of $250 per month in respect of services without compensation provided by Thomas Brady, Pioneer’s current sole officer.

Foreign Exchange

Foreign exchange consists of foreign exchange gains and losses that arise from settling transactions undertaken by Pioneer in currencies other than the US dollar.

Page - 10

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

Impairment of Note Receivable

Impairment of note receivable is attributable to a promissory note in which management believes ultimate collection is not reasonably assured.  As a result, a loss equal to the carrying value of the note receivable was recorded.

Interest Income

Interest income is non-cash interest relating to Pioneer’s note receivable.  Pioneer records the value of the discount included in the note receivable as additional interest income from the promissory note.

Gain on Sale of Investment

Gain on sale of investment is related to the sale of 125,000 common shares of Macallan Oil and Gas Inc., which had a carrying value of $76,389, in exchange for a CDN$100,000 non-interest bearing promissory note due May 31, 2010.

Off-Balance Sheet Arrangements

Pioneer has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

Pioneer had no contingencies or long-term commitments at August 31, 2010.

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

Mineral Property Costs

Pioneer has been in the exploration stage since its inception on June 9, 2005 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized.  Pioneer assesses the carrying costs for impairment under ASC 360, “Property, Plant and Equipment” at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Pioneer is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 12

Item 8.                      Financial Statements and Supplementary Data.

PIONEER EXPLORATION INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

August 31, 2010

Page - 13

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Pioneer Exploration Inc.  (An Exploration Stage Company)

We have audited the accompanying balance sheets of Pioneer Exploration Inc. (An Exploration Stage Company) as of August 31, 2010 and 2009 and the related statements of operations, cash flows and stockholders’ deficit for the years then ended, and accumulated from June 9, 2005 (Date of Inception) to August 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Exploration Inc. (An Exploration Stage Company) as of August 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and accumulated from June 9, 2005 (Date of Inception) to August 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and accumulated losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott LLP

CHARTERED ACCOUNTANTS
Vancouver, Canada
November 23, 2010

Pioneer Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2010 $	August 31, 2009 $

ASSETS

Current Assets

Cash	1,005	5,299

Total Current Assets	1,005	5,299

Investment (Note 4)	–	76,389

Total Assets	1,005	81,688

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	7,258	1,909
Accrued liabilities	30,976	29,300
Convertible notes payable (Note 7)	136,000	136,000
Due to related party (Note 6(a))	80,417	48,649

Total Liabilities	254,651	215,858

Going Concern (Note 1)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value 11,264,500 shares issued and outstanding	11,265	11,265

Additional Paid-In Capital	141,470	141,470

Donated Capital (Note 6(b))	41,250	36,750

Deficit Accumulated During the Exploration Stage	(447,631)	(323,655)

Total Stockholders’ Deficit	(253,646)	(134,170)

Total Liabilities and Stockholders’ Deficit	1,005	81,688

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from	For the	For the
	June 9, 2005	Year	Year
	(Date of Inception)	Ended	Ended
	To August 31,	August 31,	August 31,
	2010	2010	2009
	$	$	$

Revenue	–	–	–

Expenses

Donated rent (Note 6(b))	11,250	–	1,500
Donated services (Note 6(b))	30,000	4,500	6,000
Foreign exchange loss (gain)	(1,806)	1,951	(1,692)
General and administrative	28,150	7,190	9,700
Impairment loss on mineral properties	7,500	–	–
Accretion of beneficial conversion feature (Note 7)	81,834	–	81,834
Mineral property costs	5,887	–	–
Professional fees	209,856	35,375	47,355

Total Expenses	372,671	49,016	144,697

Operating Loss	(372,671)	(49,016)	(144,697)

Other Income (Expense)

Impairment of note receivable (Note 3)	(93,760)	(93,760)	–
Interest income (Note 3)	8,713	8,713	–
Gain on sale of investment	10,087	10,087	–

Net Loss	(447,631)	(123,976)	(144,697)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		11,264,500	11,264,500

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated
	From	For the	For the
	June 9, 2005	Year	Year
	(Date of Inception)	Ended	Ended
	To August 31,	August 31,	August 31,
	2010	2010	2009
	$	$	$

Operating Activities

Net loss	(447,631)	(123,976)	(144,697)

Adjustment to reconcile net loss to net cash used in operating activities

Accretion of beneficial conversion feature	81,834	–	81,834
Donated services and rent	41,250	4,500	7,500
Gain on sale of investment	(10,087)	(10,087)	–
Foreign exchange gain	1,429	1,429	–
Impairment of note receivable	93,760	93,760	–
Interest income	(8,713)	(8,713)	–

Changes in operating assets and liabilities

Accounts payable	7,258	5,349	(3,306)
Accrued liabilities	30,976	1,676	(51)
Due from related party	3,902	2,202	(786)

Net Cash Used In Operating Activities	(206,022)	(33,860)	(59,506)

Investing Activities

Purchase of investment	(76,389)	–	(76,389)

Net Cash Used In Investing Activities	(76,389)	–	(76,389)

Financing Activities

Advances from related party	76,515	29,566	4,977
Proceeds from convertible notes payable	142,000	–	136,000
Proceeds from issuance of common stock	64,901	–	–

Net Cash Provided by Financing Activities	283,416	29,566	140,977

Increase (Decrease) in Cash	1,005	(4,294)	5,082

Cash - Beginning of Period	–	5,299	217

Cash - End of Period	1,005	1,005	5,299

Non-cash Investing and Financing Activities

Investment exchanged for note receivable	86,476	86,476	–
Common shares issued to settle debt	6,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Deficit
For the Period from June 9, 2005 (Date of Inception) to August 31, 2010
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Donated	Exploration
	Shares	Par Value	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance – June 9, 2005 (Date of Inception)	–	–	–	–	–	–

Common stock issued for cash at $0.001 per share	11,025,000	11,025	–	–	–	11,025

Donated services and rent	–	–	–	2,250	–	2,250

Net loss for the period	–	–	–	–	(6,681)	(6,681)

Balance – August 31, 2005	11,025,000	11,025	–	2,250	(6,681)	6,594

Common stock issued for cash at $0.25 per share	215,500	216	53,660	–	–	53,876

Common stock issued for cash for stock subscriptions received recorded as loans payable	24,000	24	5,976	–	–	6,000

Donated services and rent	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	(54,679)	(54,679)

Balance – August 31, 2006	11,264,500	11,265	59,636	11,250	(61,360)	20,791

Donated services and rent	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	(47,342)	(47,342)

Balance – August 31, 2007	11,264,500	11,265	59,636	20,250	(108,702)	(17,551)

Donated services and rent	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	(70,256)	(70,256)

Balance – August 31, 2008	11,264,500	11,265	59,636	29,250	(178,958)	(78,807)

Beneficial conversion feature	–	–	81,834	–	–	81,834

Donated services and rent	–	–	–	7,500	–	7,500

Net loss for the year	–	–	–	–	(144,697)	(144,697)

Balance – August 31, 2009	11,264,500	11,265	141,470	36,750	(323,655)	(134,170)

Donated services and rent	–	–	–	4,500	–	4,500

Net loss for the year	–	–	–	–	(123,976)	(123,976)

Balance – August 31, 2010	11,264,500	11,265	141,470	41,250	(447,631)	(253,646)

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2010
(Expressed in U.S. Dollars)

1.	Nature of Operations and Going Concern

The Company was incorporated in the State of Nevada on June 9, 2005. The Company is an Exploration Stage Company, as defined by Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Enterprises. The Company’s past and planned future principal business is the acquisition and exploration of mineral properties. The Company has not identified and acquired any properties that contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its secretary and convertible note holder, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2010, the Company has a working capital deficiency of $253,646 and has accumulated losses of $447,631 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents

d)	Investment

The Company accounts for the investment described in Note 4 pursuant to ASC 320 – Debt and Equity Securities.  On November 30, 2009, the Company sold all of its investment in exchange for a promissory note (See Notes 3 and 4).

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2010
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

The Company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at August 31, 2010 and 2009, the Company does not have any asset retirement obligations.

g)      Financial Instruments and Fair Value Measurements

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

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2010
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

g)      Financial Instruments and Fair Value Measurements (continued)

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of August 31, 2010 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	August 31,
	(Level 1) $	(Level 2) $	(Level 3) $	2010 $
Assets:
Cash	1,005	–	–	1,005

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

j)	Comprehensive Income
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the years ended August 31, 2010 and 2009, the Company had no items that represent other comprehensive income.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2010
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

k)      Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at August 31, 2010, the Company had 261,667 potentially dilutive shares outstanding.

l)	Stock-based Compensation

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

m)      Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Measuring Liabilities at Fair Value, which amends the ASC Topic 820, Fair Value Measurements and Disclosures.  ASU No. 2009-05 amends the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective on September 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measures and Disclosures.  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This guidance requires expanded disclosures only (see Note 2(h)), and did not have any impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Note Receivable

On November 30, 2009, the Company sold its investment of 125,000 common shares of Macallan Oil and Gas Inc. in exchange for a CDN$100,000 non-interest bearing promissory note due May 31, 2010 (See Note 4). The note receivable was discounted using a rate of 20% and accreted to its face value of CDN$100,000 as of May 31, 2010. At August 31, 2010, after translation into Canadian dollars, the note had a carrying value of $93,760. As at August 31, 2010, the Company has not yet received payment. However, the Company believes ultimate collection of the amount receivable is not reasonably assured and therefore has recorded an impairment against the balance at August 31, 2010.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2010
(Expressed in U.S. Dollars)

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

a)
As at August 31, 2010, the Company is indebted to the President of the Company for $80,417 (2009 - $48,649), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, and is due on demand.

b)
The Company recognizes donated services provided by the President of the Company at $250 per month and donated services provided by the previous President of the Company at $250 per month. In addition, the Company previously recognized donated rent at $250 per month up until February 28, 2009, after which the Company began renting office space from an unrelated third party. During the year ended August 31, 2010, the Company recognized $Nil (2009 – $1,500) in donated rent and $4,500 (2009 – $6,000) in donated services.

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

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2010
(Expressed in U.S. Dollars)

7.	Convertible Notes Payable (continued)

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

8.	Income Taxes

As at August 31, 2010, the Company has net operating losses carried forward of $223,287 available to offset taxable income in future years which commence expiring in fiscal 2025.

The income tax benefit differs from the amount computed by applying the combined federal and state income tax rate of 35% to net loss before income taxes for the period ended August 31, 2010 as a result of the following:

	Year Ended August 31, 2010 $	Year Ended August 31, 2009 $

Income tax recovery	(43,392)	(50,644)

Non-deductible expenses	34,392	31,267

Valuation allowance change	9,000	19,377

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at August 31, 2010 and 2009, after applying enacted corporate income tax rates, are as follows:

	August 31, 2010 $	August 31, 2009 $

Deferred income tax assets
Mineral property costs	2,625	2,625
Net operating losses carried forward	78,150	69,150

Total deferred income tax assets	80,775	71,775

Valuation allowance	(80,775)	(71,775)

Net deferred income tax asset	–	–

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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Pioneer’s accountants on accounting and financial disclosure.  Pioneer’s Independent Registered Public Accounting Firm from inception to the current date is Manning Elliott LLP, Chartered Accountants, 11th Floor, 1050 West Pender Street, Vancouver, British Columbia, V6E 3S7, Canada.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Pioneer’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Pioneer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

Page - 25

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Pioneer’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Pioneer’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Pioneer’s Chief Financial Officer in connection with the audit of its financial statements as of August 31, 2010 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of August 31, 2010, Pioneer’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Page - 26

Changes in Internal Controls

There were no changes in Pioneer’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended August 31, 2010, that materially affected, or are reasonably likely to materially affect, Pioneer’s internal control over financial reporting.

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

Pioneer’s management team is listed below.

Officer’s Name	Pioneer Exploration Inc.
Thomas Brady	Director, President, CEO, CFO, Treasurer, and Corporate Secretary

Thomas Brady ●  Mr. Brady (58) has been a director and the treasurer and corporate secretary of Pioneer since June 2005.  Mr. Brady was the vice-president, communications for TTM Resources Inc. from May 2004 to November 2006 and has served as a consultant from November 2006 to present.  From May 2001 to May 2004 he was the manager of information systems for Starfield Resources Inc.  Mr. Brady was a director of GTO Resources Inc. from July 2003 to December 2003.  Mr. Brady has been a consultant to Wyn Developments Inc., United Resource Group Inc. and Metalquest Minerals Inc. (formerly Sonora Gold Corp) from May 2004 to present.  From May 2003 to May 2005 he was a director and the secretary-treasurer of Chilco River Holdings Inc.  Mr. Brady has served as president of BBX Marketing Corp. (formerly Momentum Marketing Corporation) from 1992 to present.  He has been Vice President-Communications of Red Tusk Resources Inc. from May 2004 to May 2005.  Mr. Brady has been the president of the Vancouver Petroleum Club since July 2006.  Mr. Brady holds a Bachelor of Commerce degree from the University of Manitoba.

(b)           Identify Significant Employees

Pioneer has no significant employees other than the directors and officers of Pioneer.

(c)           Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Pioneer to become directors or executive officers.

(d)           Involvement in Certain Legal Proceedings

During the past ten years, none of Pioneer’s directors or officers has been:

●	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

●
found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

●
found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

●       any Federal or State securities or commodities law or regulation; or
●       any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
●       any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Page - 27

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

As of August 31, 2010, Pioneer did not have a written audit committee charter or similar document.

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

Item 11.  Executive Compensation.

Pioneer has paid no compensation to its named executive officers during its fiscal year ended August 31, 2010.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Thomas Brady CEO and CFO Secretary/Treasurer Jun 2005 – present	2008 2009 2010	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Warren Rob CEO and CFO Jun 2005 – Mar 2010	2008 2009 2010	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

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

Page - 28

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

[2] Based on 11,264,500 shares of common stock issued and outstanding as of November 29, 2010.

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common stock	Thomas Brady 202 - 750 W. Pender St Vancouver, British Columbia V6C 2T7 Canada	2,500,000	22.2%
common stock	Directors and Executive Officers (as a group)	2,500,000	22.2%
[1] Based on 11,264,500 shares of common stock issued and outstanding as of November 29, 2010.

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

Warren Robb, Pioneer’s former President, CEO, CFO and director, donated services to Pioneer that are recognized on its financial statements.  Also, Thomas Brady, Pioneer’s current President, CEO, CFO, Corporate Secretary, Treasurer, and director, donated services and rent to Pioneer that are recognized on its financial statements.  From inception on June 9, 2005 to August 31, 2010, Pioneer recognized a total of $30,000 for donated services at a rate of $250 per month and $11,250 for donated rent at a rate of $250 per month.

(b)           Promoters and control persons

During the past five fiscal years, Thomas Brady and Warren Robb have been promoters of Pioneer’s business, but none of these promoters have received anything of value from Pioneer nor is any person entitled to receive anything of value from Pioneer for services provided as a promoter of the business of Pioneer.

(c)           Director independence

Pioneer’s board of directors currently consists of Thomas Brady.  Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, Pioneer’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of Pioneer or any other individual having a relationship which, in the opinion of Pioneer’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Pioneer in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of Pioneer’s stock will not preclude a director from being independent.

Page - 29

In applying this definition, Pioneer’s board of directors has determined that Mr. Brady does not qualify as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual.

As of the date of the report, Pioneer did not maintain a separately designated compensation or nominating committee.
Pioneer has also adopted this definition for the independence of the members of its audit committee.  Thomas Brady serves on Pioneer’s audit committee.  Pioneer’s board of directors has determined that Mr. Brady is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is not “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

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

2010 - $13,500 – Manning Elliott LLP – Chartered Accountants
2009 - $14,500 – Manning Elliott LLP – Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Pioneer’s financial statements and are not reported in the preceding paragraph:

2010 - $nil – Manning Elliott LLP – Chartered Accountants
2009 - $nil – Manning Elliott LLP – Chartered Accountants

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010 - $nil – Manning Elliott LLP – Chartered Accountants
2009 - $nil – Manning Elliott LLP – Chartered Accountants

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010 - $nil – Manning Elliott LLP – Chartered Accountants
2009 - $nil – Manning Elliott LLP – Chartered Accountants

(5)  The percentage of hours expended on the principal accountant’s engagement to audit Pioneer’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Page - 30

Item 15.  Exhibits, Financial Statement Schedules.

1.           Financial Statements

Audited financial statements of Pioneer Exploration Inc. have been included in Item 8 above.

2.           Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

3.           Exhibits

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
Filed
10.9
Promissory Note dated February 19, 2009 given to Blue Cove Holdings Inc. by Pioneer Exploration Inc., filed as an exhibit to Pioneer’s Form 10-K (Annual Report) filed on December 10, 2009, and incorporated herein by reference.
Filed

Page - 31

Exhibit	Description	Status
10.10
Promissory Note dated May 15, 2009 given to Blue Cove Holdings Inc. by Pioneer Exploration Inc., filed as an exhibit to Pioneer’s Form 10-K (Annual Report) filed on December 10, 2009, and incorporated herein by reference.
Filed
10.11
Share Purchase Agreement and Promissory Note dated November 30, 2009 between Pioneer Exploration Inc. and Skye Capital Corporation, filed as an exhibit to Pioneer’s Form 10-K (Annual Report) filed on December 10, 2009, and incorporated herein by reference.
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

PIONEER EXPLORATION INC.

By:          /s/ Thomas Brady
Name:          Thomas Brady
Title:           Director and CEO
Dated:          November 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Pioneer Exploration Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Thomas Brady
President, Chief Executive Officer,
Principal Executive Officer,
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
Treasurer, and Corporate Secretary
Member of the Board of Directors
November 29, 2010
Thomas Brady

Page - 32

Exhibit 31

Page - 33

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Thomas Brady, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending August 31, 2010 of Pioneer Exploration Inc.;

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

Date:  November 29, 2010

/s/ Thomas Brady
Thomas Brady
Chief Executive Officer

Page - 34

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Thomas Brady, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending August 31, 2010 of Pioneer Exploration Inc.;

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

Date:  November 29, 2010

/s/ Thomas Brady
Thomas Brady
Chief Financial Officer

Page - 35

Exhibit 32

Page - 36

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pioneer Exploration Inc. (the “Company”) on Form 10-K for the period ending August 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas Brady, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas Brady
Thomas Brady
Chief Executive Officer

November 29, 2010

Page - 37

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pioneer Exploration Inc. (the “Company”) on Form 10-K for the period ending August 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas Brady, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas Brady
Thomas Brady
Chief Financial Officer

November 29, 2010

Page - 38