Form 10-Q
period 2010-11-30
Pioneer Exploration Inc.
filed 2011-01-14
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 November 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________________________________  to _________________________________________________________

Commission file number     333-135743

PIONEER EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0491551 (I.R.S. Employer Identification No.)
750 West Pender Street, Suite 202, Vancouver, British Columbia, Canada (Address of principal executive offices)	V6C 2T7 (Zip Code)
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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 13, 2011
common stock - $0.001 par value	11,264,500

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

PIONEER EXPLORATION INC.
(an exploration stage company)

INTERIM FINANCIAL STATEMENTS

November 30, 2010

(Unaudited)

Page - 2

Pioneer Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	November 30, 2010 $	August 31, 2010 $
	(Unaudited)
ASSETS

Cash	150	1,005
Total Assets	150	1,005

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	3,677	7,258
Accrued liabilities	43,492	30,976
Convertible notes payable (Note 5)	136,000	136,000
Due to related party (Note 3(a))	86,589	80,417

Total Liabilities	269,758	254,651

Going Concern (Note 1)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value 11,264,500 shares issued and outstanding	11,265	11,265

Additional Paid-In Capital	141,470	141,470

Donated Capital (Note 3(b))	42,000	41,250

Deficit Accumulated During the Exploration Stage	(464,343)	(447,631)

Total Stockholders’ Deficit	(269,608)	(253,646)

Total Liabilities and Stockholders’ Deficit	150	1,005

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	June 9, 2005	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	To November 30,	November 30,	November 30,
	2010	2010	2009
	$	$	$

Revenue	–	–	–

Expenses

Donated rent	11,250	–	–
Donated services (Note 3(b))	30,750	750	1,500
Foreign exchange loss	1,298	3,104	1,713
General and administrative	28,492	342	333
Impairment loss on mineral properties	7,500	–	–
Accretion of beneficial conversion feature	81,834	–	–
Mineral property costs	5,887	–	–
Professional fees	222,372	12,516	8,279

Total Expenses	389,383	16,712	11,825

Operating Loss	(389,383)	(16,712)	(11,825)

Other Income (Expense)

Impairment of note receivable	(93,760)	–	–
Interest income	8,713	–	–
Gain on sale of investment	10,087	–	10,087

Net Loss	(464,343)	(16,712)	(1,738)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		11,264,500	11,264,500

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated
	From	For the	For the
	June 9, 2005	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	To November 30,	November 30,	November 30,
	2010	2010	2009
	$	$	$

Operating Activities

Net loss	(464,343)	(16,712)	(1,738)

Adjustment to reconcile net loss to net cash used in operating activities

Accretion of beneficial conversion feature	81,834	–	–
Donated services and rent	42,000	750	1,500
Gain on sale of investment	(10,087)	–	(10,087)
Foreign exchange loss	4,425	2,996	–
Impairment of note receivable	93,760	–	–
Interest income	(8,713)	–	–

Changes in operating assets and liabilities

Accounts payable	3,677	(3,581)	(1,678)
Accrued liabilities	43,492	12,516	5,873
Due from related party	4,142	240	1,771

Net Cash Used In Operating Activities	(209,813)	(3,791)	(4,359)

Investing Activities

Purchase of investment	(76,389)	–	–

Net Cash Used In Investing Activities	(76,389)	–	–

Financing Activities

Advances from related party	79,451	2,936	–
Proceeds from convertible notes payable	142,000	–	–
Proceeds from issuance of common stock	64,901	–	–

Net Cash Provided by Financing Activities	286,352	2,936	–

Increase (Decrease) in Cash	150	(855)	(4,359)

Cash - Beginning of Period	–	1,005	5,299

Cash - End of Period	150	150	940

Non-cash Investing and Financing Activities

Investment exchanged for note receivable	86,476	–	86,476
Common shares issued to settle debt	6,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2010
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its secretary and convertible note holder, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2010, the Company has a working capital deficiency of $269,608 and has accumulated losses of $464,343 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is August 31.

b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2010, included in the Company’s Annual Report on Form 10-K filed on December 1, 2010 with the SEC.

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
November 30, 2010
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

The Company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at November 30, 2010 and 2009, the Company does not have any asset retirement obligations.

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

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to a related party and convertible notes payable.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

g)      Financial Instruments and Fair Value Measurements (continued)

Pursuant to ASC 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of accounts payable, convertible notes payable and amounts due to a related party approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of November 30, 2010 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	November 30,
	(Level 1) $	(Level 2) $	(Level 3) $	2010 $
Assets:
Cash	150	–	–	150

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
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the three months ended November 30, 2010 and 2009, the Company had no items that represent other comprehensive income.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

k)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at November 30, 2010, the Company had 200,000 potentially dilutive shares outstanding.

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

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measures and Disclosures.  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This guidance requires expanded disclosures only (see Note 2(g)), and did not have any impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

a)
As at November 30, 2010, the Company is indebted to the President of the Company for $86,589 (August 31, 2010 - $80,417), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, and is due on demand.

b)
The Company recognizes donated services provided by the President of the Company at $250 per month During the three month period ended November 30, 2010, the Company recognized $750 (2009 – $1,500) in donated services.

4.	Note Receivable

On November 30, 2009, the Company sold its investment of 125,000 common shares of Macallan Oil and Gas Inc. in exchange for a CDN$100,000 non-interest bearing promissory note due May 31, 2010. The note receivable was discounted using a rate of 20% and accreted to its face value of CDN$100,000 as of May 31, 2010. As at November 30, 2010, the Company has not yet received payment. The Company believes ultimate collection of the amount receivable is not reasonably assured and, therefore, has recorded an impairment against the balance at November 30, 2010.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

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

Page - 10

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Pioneer’s financial condition, changes in financial condition and results of operations for the three months ended November 30, 2010 should be read in conjunction with Pioneer’s unaudited financial statements and related notes for the three months ended November 30, 2010.

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

●
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

●
Management anticipates spending approximately $12,000 in complying with Pioneer’s obligations as a reporting company under the Securities Exchange Act of 1934.  These expenses will consist primarily of professional fees relating to the preparation of Pioneer’s financial statements and completing its annual report, quarterly report, and current report filings with the SEC.

As at November 30, 2010, Pioneer had cash of $150 and a working capital deficit of $269,608.  Accordingly, Pioneer will require additional financing in the amount of $317,608 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at November 30, 2010, Pioneer had cash of $150 and a working capital deficit of $269,608, compared to cash of $1,005 and working capital deficit of $253,646 as at August 31, 2010.

There are no assurances that Pioneer will be able to achieve further sales of its common stock or any other form of additional financing.  If Pioneer is unable to achieve the financing necessary to continue its plan of operations, then Pioneer will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

Pioneer used cash of $3,791 in operating activities during the first three months of fiscal 2011 compared to cash used of $4,359 in operating activities during the same period in the previous fiscal year.  The decrease in the operating activities was principally a result of a decrease of $750 in donated services and rent, a decrease of $10,087 in gain on sale of investment, and a decrease of $1,531 due from related party, which was offset by an increase of $2,996 in foreign exchange gain, an increase of $1,903 in accounts payable, and an increase of $6,643 in accrued liabilities.

Page - 12

Net Cash Used In Investing Activities

Net cash provided by investing activities was $nil for both the first three months of fiscal 2011 and the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $2,936 for the first three months of fiscal 2010.  Pioneer generated $nil from financing activities during the first three months of fiscal 2010.  The increase in the financing activities was primarily a result of an increase of $2,936 in proceeds from advances from related parties.

Results of Operations – Three months ended November 30, 2010 and November 30, 2009

References to the discussion below to fiscal 2011 are to Pioneer’s current fiscal year, which will end on August 31, 2011.  References to fiscal 2010 are to Pioneer’s fiscal year ended August 31, 2010.

	Accumulated from June 9, 2005 (Date of Inception) to November 30, 2010 $	For the Three Months Ended November 30, 2010 $	For the Three Months Ended November 30, 2009 $

Revenue	–	–	–

Expenses

Donated rent	11,250	–	–
Donated services	30,750	750	1,500
Foreign exchange loss	1,298	3,104	1,713
General and administrative	28,492	342	333
Impairment loss on mineral properties	7,500	–	–
Accretion of beneficial conversion feature	81,834	–	–
Mineral property costs	5,887	–	–
Professional fees	222,372	12,516	8,279

Total Expenses	389,383	16,712	11,825

Other Income

Impairment on note receivable	(93,760)	–	–
Interest income	8,713	–	–
Gain on sale of investment	10,087	–	10,087

Net Loss	(464,343)	(16,712)	(1,738)

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

Mineral Property Costs

Pioneer incurred $nil in mineral property costs during the first three months of fiscal 2011.  Pioneer has abandoned the exploration program on the Pipe Property.

Professional Fees

Professional expenses included legal, accounting and auditing expenses associated with Pioneer’s corporate organization, the preparation of its financial statements, and its ongoing reporting obligations under the Securities Exchange Act of 1934.

Going Concern

Pioneer has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities.  For these reasons Pioneer’s auditors stated in their report for the year-end August 31, 2010 that they have substantial doubt Pioneer will be able to continue as a going concern.

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

Pioneer had no contingencies or long-term commitments at November 30, 2010.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Pioneer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of November 30, 2010.

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

Changes in Internal Controls over Financial Reporting

There were no changes in Pioneer’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended November 30, 2010, that materially affected, or are reasonably likely to materially affect, Pioneer’s internal control over financial reporting.

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

Item 4.                      (Removed and Reserved).

Page - 16

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

PIONEER EXPLORATION INC.

/s/ Thomas Brady
Dated:           January 13, 2011                                                          By:
Name:     Thomas Brady
Title:       CEO and CFO
(Principal Executive Officer and
  Principal Financial Officer)

Page - 18

Exhibit 31

Page - 19

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Thomas Brady, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending November 30, 2010 of Pioneer Exploration Inc.;

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

Date:  January 13, 2011

/s/ Thomas Brady

Thomas Brady
Chief Executive Officer

Page - 20

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Thomas Brady, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending November 30, 2010 of Pioneer Exploration Inc.;

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

Date:  January 13, 2011

/s/ Thomas Brady

Thomas Brady
Chief Financial Officer

Page - 21

Exhibit 32

Page - 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending November 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas Brady, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas Brady

Thomas Brady
Chief Executive Officer
January 13, 2011

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending November 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas Brady, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas Brady

Thomas Brady
Chief Financial Officer
January 13, 2011

Page - 24