Form 10-Q
period 2011-02-28
Pioneer Exploration Inc.
filed 2011-04-14
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             February 28, 2011

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

Larger accelerated filer [ ]	Accelerated filer[ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 14, 2011
common stock - $0.001 par value	11,264,500

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

PIONEER EXPLORATION INC.
(an exploration stage company)

INTERIM FINANCIAL STATEMENTS

February 28, 2011

(Unaudited)

Page - 2

Pioneer Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	February 28, 2011 $	August 31, 2010 $
	(Unaudited)
ASSETS

Cash	118	1,005
Total Assets	118	1,005

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	19,407	7,258
Accrued liabilities	37,307	30,976
Convertible notes payable (Note 5)	136,000	136,000
Due to related party (Note 3(a))	91,848	80,417

Total Liabilities	284,562	254,651

Going Concern (Note 1)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value 11,264,500 shares issued and outstanding	11,265	11,265

Additional Paid-In Capital	141,470	141,470

Donated Capital (Note 3(b))	42,750	41,250

Deficit Accumulated During the Exploration Stage	(479,929)	(447,631)

Total Stockholders’ Deficit	(284,444)	(253,646)

Total Liabilities and Stockholders’ Deficit	118	1,005

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	June 9, 2005	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	To February 28,	February 28,	February 28,	February 28,	February 28,
	2011 $	2011 $	2010 $	2011 $	2010 $

Revenue	–	–	–	–	–

Expenses

Donated rent	11,250	–	–	–	–
Donated services (Note 3(b))	31,500	750	1,500	1,500	3,000
Foreign exchange loss	6,548	5,250	(229)	8,354	1,484
General and administrative	29,064	572	4,235	914	4,568
Impairment loss on mineral properties	7,500	–	–	–	–
Accretion of beneficial conversion feature	81,834	–	–	–	–
Mineral property costs	5,887	–	–	–	–
Professional fees	231,386	9,014	14,746	21,530	23,025

Total Expenses	404,969	15,586	20,252	32,298	32,077

Operating Loss	(404,969)	(15,586)	(20,252)	(32,298)	(32,077)

Other Income (Expense)

Impairment of note receivable (Note 4)	(93,760)	–	–	–	–
Interest income	8,713	–	4,257	–	4,257
Gain on sale of investment	10,087	–	–	–	10,087

Net Loss	(479,929)	(15,586)	(15,995)	(32,298)	(17,733)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		11,264,500	11,264,500	11,264,500	11,264,500

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated From June 9, 2005 (Date of Inception)To February 28,	For the Six Months Ended February 28,	For the Six Months Ended February 28,
	2011 $	2011 $	2010 $

Operating Activities

Net loss	(479,929)	(32,298)	(17,733)

Adjustment to reconcile net loss to net cash used in operating activities

Accretion of beneficial conversion feature	81,834	–	–
Donated services and rent	42,750	1,500	3,000
Gain on sale of investment	(10,087)	–	(10,087)
Foreign exchange loss	9,149	7,720	(999)
Impairment of note receivable	93,760	–	–
Interest income	(8,713)	–	(4,257)

Changes in operating assets and liabilities

Accounts payable	19,407	12,149	10,329
Accrued liabilities	37,307	6,331	9,660
Due from related party	4,677	775	4,980

Net Cash Used In Operating Activities	(209,845)	(3,823)	(5,107)

Investing Activities

Purchase of investment	(76,389)	–	–

Net Cash Used In Investing Activities	(76,389)	–	–

Financing Activities

Advances from related party	79,451	2,936	–
Proceeds from convertible notes payable	142,000	–	–
Proceeds from issuance of common stock	64,901	–	–

Net Cash Provided by Financing Activities	286,352	2,936	–

Increase (Decrease) in Cash	118	(887)	(5,107)

Cash - Beginning of Period	–	1,005	5,299

Cash - End of Period	118	118	192

Non-cash Investing and Financing Activities

Investment exchanged for note receivable	86,476	–	86,476
Common shares issued to settle debt	6,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2011
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its secretary and convertible note holder, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2011, the Company has a working capital deficiency of $284,444 and has accumulated losses of $479,929 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
February 28, 2011
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

The Company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at February 28, 2011 and 2010, the Company does not have any asset retirement obligations.

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

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2011
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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of February 28, 2011 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	February 28,
	(Level 1) $	(Level 2) $	(Level 3) $	2011 $
Assets:
Cash	118	–	–	118

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
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the six months ended February 28, 2011 and 2010, the Company had no items that represent other comprehensive income.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2011
(Expressed in U.S. Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

k)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at February 28, 2011, the Company had 261,667 potentially dilutive shares outstanding.

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

a)
As at February 28, 2011, the Company is indebted to the President of the Company for $91,848 (August 31, 2010 - $80,417), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, and is due on demand.

b)
The Company recognizes donated services provided by the President of the Company at $250 per month During the six month period ended February 28, 2011, the Company recognized $1,500 (2010 – $3,000) in donated services.

4.	Note Receivable

On November 30, 2009, the Company sold its investment of 125,000 common shares of Macallan Oil and Gas Inc. in exchange for a CDN$100,000 non-interest bearing promissory note due May 31, 2010. The note receivable was discounted using a rate of 20% and accreted to its face value of CDN$100,000 as of May 31, 2010. As at February 28, 2011, the Company has not yet received payment. The Company believes ultimate collection of the amount receivable is not reasonably assured and, therefore, has recorded a full allowance against the balance at February 28, 2011.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2011
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Pioneer’s financial condition, changes in financial condition and results of operations for the six months ended February 28, 2011 should be read in conjunction with Pioneer’s unaudited financial statements and related notes for the six months ended February 28, 2011.

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

As at February 28, 2011, Pioneer had cash of $118 and a working capital deficit of $284,444.  Accordingly, Pioneer will require additional financing in the amount of $332,444 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at February 28, 2011, Pioneer had cash of $118 and a working capital deficit of $284,444, compared to cash of $1,005 and working capital deficit of $253,646 as at August 31, 2010.

There are no assurances that Pioneer will be able to achieve further sales of its common stock or any other form of additional financing.  If Pioneer is unable to achieve the financing necessary to continue its plan of operations, then Pioneer will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

Pioneer used cash of $3,823 in operating activities during the first six months of fiscal 2011 compared to cash used of $5,107 in operating activities during the same period in the previous fiscal year.  The decrease in the operating activities was principally a result of a decrease of $1,500 in donated services and rent, a decrease of $10,087 in gain on sale of investment, and a decrease of $4,205 due from a related party, which was offset by an increase of $8,719 in foreign exchange gain, an increase of $1,820 in accounts payable, and a decrease of $3,329 in accrued liabilities.

Page - 12

Net Cash Used In Investing Activities

Net cash provided by investing activities was $nil for both the first six months of fiscal 2011 and the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $2,936 for the first six months of fiscal 2011.  Pioneer generated $nil from financing activities during the first six months of fiscal 2010.  The increase in the financing activities was primarily a result of an increase of $2,936 in proceeds from advances from related parties.

Results of Operations – Three and Six months ended February 28, 2011 and February 28, 2010

References to the discussion below to fiscal 2011 are to Pioneer’s current fiscal year, which will end on August 31, 2011.  References to fiscal 2010 are to Pioneer’s fiscal year ended August 31, 2010.

	Accumulated from June 9, 2005 (Date of Inception) to February 28, 2011 $	For the Three Months Ended February 28, 2011 $	For the Three Months Ended February 28, 2010 $	For the Six Months Ended February 28, 2011 $	For the Six Months Ended February 28, 2010 $

Revenue	–	–	–	–	–

Expenses

Donated rent	11,250	-	-	-	-
Donated services	31,500	750	1,500	1,500	3,000
Foreign exchange loss (gain)	6,548	5,250	(229)	8,354	1,484
General and administrative	29,064	572	4,235	914	4,568
Impairment loss on mineral properties	7,500	-	-	-	-
Accretion of beneficial conversion feature	81,834	-	-	-	-
Mineral property costs	5,887	-	-	-	-
Professional fees	231,386	9,014	14,746	21,530	23,025

Total Expenses	404,969	15,586	20,252	32,298	32,077

Other Income

Impairment of note receivable	(93,760)	-	-	-	-
Interest income	8,713	-	4,257	-	4,257
Gain on sale of investment	10,087	-	-	-	10,087

Net Loss	(479,929)	(15,586)	(15,995)	(32,298)	(17,733)

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

Mineral Property Costs

Pioneer incurred $nil in mineral property costs during the first six months of fiscal 2011.  Pioneer has abandoned the exploration program on the Pipe Property.

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

Pioneer had no contingencies or long-term commitments at February 28, 2011.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Pioneer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of February 28, 2011.

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

Changes in Internal Controls over Financial Reporting

There were no changes in Pioneer’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended February 28, 2011, that materially affected, or are reasonably likely to materially affect, Pioneer’s internal control over financial reporting.

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

PIONEER EXPLORATION INC.

Dated: April 14, 2011	By:	/s/ Thomas Brady
	Name:	Thomas Brady
	Title:	CEO and CFO
(Principal Executive Officer and
Principal Financial Officer)

Page - 18

Exhibit 31

Page - 19

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Thomas Brady, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending February 28, 2011 of Pioneer Exploration Inc.;

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

Date:  April 14, 2011

/s/ Thomas Brady

Thomas Brady
Chief Executive Officer

Page - 20

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Thomas Brady, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending February 28, 2011 of Pioneer Exploration Inc.;

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

Date:  April 14, 2011

/s/ Thomas Brady

Thomas Brady
Chief Financial Officer

Page - 21

Exhibit 32

Page - 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending February 28, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas Brady, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas Brady

Thomas Brady
Chief Executive Officer
April 14, 2011

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending February 28, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas Brady, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas Brady

Thomas Brady
Chief Financial Officer
April 14, 2011

Page - 24