Form 10-Q
period 2011-05-31
Pioneer Exploration Inc.
filed 2011-07-12
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    May 31, 2011

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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 11, 2011
common stock - $0.001 par value	11,264,500

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

PIONEER EXPLORATION INC.
(an exploration stage company)

INTERIM FINANCIAL STATEMENTS

May 31, 2011

(Unaudited)

Page - 2

Pioneer Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2011 $	August 31, 2010 $
	(Unaudited)
ASSETS

Cash	4,975	1,005
Total Assets	4,975	1,005

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	19,105	7,258
Accrued liabilities	39,685	30,976
Convertible notes payable (Note 5)	151,000	136,000
Due to related party (Note 3(a))	92,344	80,417

Total Liabilities	302,134	254,651

Going Concern (Note 1)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value 11,264,500 shares issued and outstanding	11,265	11,265

Additional Paid-In Capital	142,670	141,470

Donated Capital (Note 3(b))	43,500	41,250

Deficit Accumulated During the Exploration Stage	(494,594)	(447,631)

Total Stockholders’ Deficit	(297,159)	(253,646)

Total Liabilities and Stockholders’ Deficit	4,975	1,005

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	June 9, 2005	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	To May 31,	May 31	May 31,	May 31,	May 31,
	2011	2011	2010	2011	2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Accretion of beneficial conversion feature	83,034	1,200	–	1,200	–
Donated rent	11,250	–	–	–	–
Donated services (Note 3(b))	32,250	750	1,500	2,250	4,500
Foreign exchange loss	7,066	518	141	8,872	1,625
General and administrative	34,981	5,918	2,391	6,831	6,959
Impairment loss on mineral properties	7,500	–	–	–	–
Mineral property costs	5,887	–	–	–	–
Professional fees	237,666	6,279	6,861	27,809	29,886

Total Expenses	419,634	14,665	10,893	46,962	42,970

Operating Loss	(419,634)	(14,665)	(10,893)	(46,962)	(42,970)

Other Income (Expense)

Impairment of note receivable	(93,760)	–	–	–	–
Interest income	8,713	–	4,456	–	8,713
Gain on sale of investment	10,087	–	–	–	10,087

Net Loss	(494,594)	(14,665)	(6,437)	(46,962)	(24,170)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		11,264,500	11,264,500	11,264,500	11,264,500

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated From June 9, 2005 (Date of Inception) To May 31, 2011 $	For the Nine Months Ended May 31, 2011 $	For the Nine Months Ended May 31, 2010 $

Operating Activities

Net loss	(494,594)	(46,962)	(24,170)

Adjustment to reconcile net loss to net cash used in operating activities

Accretion of beneficial conversion feature	83,034	1,200	–
Donated services and rent	43,500	2,250	4,500
Gain on sale of investment	(10,087)	–	(10,087)
Foreign exchange loss	9,405	7,976	(641)
Impairment of note receivable	93,760	–	–
Interest income	(8,713)	–	(8,713)

Changes in operating assets and liabilities

Accounts payable	19,105	11,846	5,208
Accrued liabilities	39,685	8,709	3,160
Due from related party	4,917	1,015	4,998

Net Cash Used In Operating Activities	(219,988)	(13,966)	(25,745)

Investing Activities

Purchase of investment	(76,389)	–	–

Net Cash Used In Investing Activities	(76,389)	–	–

Financing Activities

Advances from related party	79,451	2,936	22,500
Proceeds from convertible notes payable	157,000	15,000	–
Proceeds from issuance of common stock	64,901	–	–

Net Cash Provided by Financing Activities	301,352	17,936	22,500

Increase (Decrease) in Cash	4,975	3,970	(3,245)

Cash - Beginning of Period	–	1,005	5,299

Cash - End of Period	4,975	4,975	2,054

Non-cash Investing and Financing Activities

Investment exchanged for note receivable	86,476	–	86,476
Common shares issued to settle debt	6,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2011
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
May 31, 2011
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

The Company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at May 31, 2011 and 2010, the Company does not have any asset retirement obligations.

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

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2011
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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of May 31, 2011 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	May 31,
	(Level 1) $	(Level 2) $	(Level 3) $	2011 $
Assets:
Cash	4,975	–	–	4,975

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
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the nine months ended May 31, 2011 and 2010, the Company had no items that represent other comprehensive income.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

k)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at May 31, 2011, the Company had 321,667 potentially dilutive shares outstanding.

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

a)
As at May 31, 2011, the Company is indebted to the President of the Company for $92,344 (August 31, 2010 - $80,417), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, and is due on demand.

b)
The Company recognizes donated services provided by the President of the Company at $250 per month During the nine month period ended May 31, 2011, the Company recognized $2,250 (2010 – $4,500) in donated services.

4.	Note Receivable

On November 30, 2009, the Company sold its investment of 125,000 common shares of Macallan Oil and Gas Inc. in exchange for a CDN$100,000 non-interest bearing promissory note due May 31, 2010. The note receivable was discounted using a rate of 20% and accreted to its face value of CDN$100,000 as of May 31, 2010. As at May 31, 2011, the Company has not yet received payment. The Company believes ultimate collection of the amount receivable is not reasonably assured and, therefore, has recorded an impairment against the balance at May 31, 2011.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2011
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

d)
On May 6, 2011, the Company received a $15,000 loan and issued a promissory note. The note is convertible into 60,000 common shares of the Company at $0.25 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

In accordance with ASC 470-20, the Company recognized the value of the embedded beneficial conversion feature of $1,200 as additional paid-in capital and an equivalent discount which was charged to operations as the note is due on demand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Pioneer’s financial condition, changes in financial condition and results of operations for the nine months ended May 31, 2011 should be read in conjunction with Pioneer’s unaudited financial statements and related notes for the nine months ended May 31, 2011.

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

As at May 31, 2011, Pioneer had cash of $4,975 and a working capital deficit of $297,159.  Accordingly, Pioneer will require additional financing in the amount of $340,184 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at May 31, 2011, Pioneer had cash of $4,975 and a working capital deficit of $297,159, compared to cash of $1,005 and working capital deficit of $253,646 as at August 31, 2010.

There are no assurances that Pioneer will be able to achieve further sales of its common stock or any other form of additional financing.  If Pioneer is unable to achieve the financing necessary to continue its plan of operations, then Pioneer will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

Pioneer used cash of $13,966 in operating activities during the first nine months of fiscal 2011 compared to cash used of $25,745 in operating activities during the same period in the previous fiscal year.  The decrease in the operating activities was principally a result of a decrease of $2,250 in donated services and rent, a decrease of $10,087 in gain on sale of investment, a decrease of $8,713 in interest income, and a decrease of $3,983 due from a related party, which was offset by an increase of $8,617 in foreign exchange gain, an increase of $6,638 in accounts payable, and an increase of $5,549 in accrued liabilities.

Page - 12

Net Cash Used In Investing Activities

Net cash provided by investing activities was $nil for both the first nine months of fiscal 2011 and the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $17,936 for the first nine months of fiscal 2011.  Pioneer generated $22,500 from financing activities during the first nine months of fiscal 2010.  The decrease in the financing activities was primarily a result of a decrease of $19,564 in proceeds from advances from related parties and an increase of $15,000 from proceeds from convertible notes.

Results of Operations – Three and Nine months ended May 31, 2011 and May 31, 2010

References to the discussion below to fiscal 2011 are to Pioneer’s current fiscal year, which will end on August 31, 2011.  References to fiscal 2010 are to Pioneer’s fiscal year ended August 31, 2010.

	Accumulated from June 9, 2005 (Date of Inception) to May 31, 2011 $	For the Three Months Ended May 31, 2011 $	For the Three Months Ended May 31, 2010 $	For the Nine Months Ended May 31, 2011 $	For the Nine Months Ended May 31, 2010 $

Revenue	–	–	–	–	–

Expenses

Accretion of beneficial conversion feature	83,034	1,200	-	1,200	-
Donated rent	11,250	-	-	-	-
Donated services	32,250	750	1,500	2,250	4,500
Foreign exchange loss	7,066	518	141	8,872	1,625
General and administrative	34,981	5,918	2,391	6,831	6,959
Impairment loss on mineral properties	7,500	-	-	-	-
Mineral property costs	5,887	-	-	-	-
Professional fees	237,666	6,279	6,861	27,809	29,886

Total Expenses	419,634	14,665	10,893	46,962	42,970

Other Income

Impairment of note receivable	(93,760)	-	-	-	-
Interest income	8,713	-	4,456	-	8,713
Gain on sale of investment	10,087	-	-	-	10,087

Net Loss	(494,594)	(14,665)	(6,437)	(46,962)	(24,170)

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

Mineral Property Costs

Pioneer incurred $nil in mineral property costs during the first nine months of fiscal 2011.  Pioneer has abandoned the exploration program on the Pipe Property.

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

Pioneer had no contingencies or long-term commitments at May 31, 2011.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Pioneer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of May 31, 2011.

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

Changes in Internal Controls over Financial Reporting

There were no changes in Pioneer’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2011, that materially affected, or are reasonably likely to materially affect, Pioneer’s internal control over financial reporting.

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

PIONEER EXPLORATION INC.

Dated: July 12, 2011	By:	/s/ Thomas Brady
	Name:	Thomas Brady
	Title:	CEO and CFO
(Principal Executive Officer and
Principal Financial Officer)

Page - 18

Exhibit 31

Page - 19

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Thomas Brady, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending May 31, 2011 of Pioneer Exploration Inc.;

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

Date:  July 12, 2011

/s/ Thomas Brady

Thomas Brady
Chief Executive Officer

Page - 20

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Thomas Brady, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending May 31, 2011 of Pioneer Exploration Inc.;

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

Date:  July 12, 2011

/s/ Thomas Brady

Thomas Brady
Chief Financial Officer

Page - 21

Exhibit 32

Page - 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending May 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas Brady, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas Brady

Thomas Brady
Chief Executive Officer
July 12, 2011

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending May 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas Brady, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas Brady

Thomas Brady
Chief Financial Officer
July 12, 2011

Page - 24