Form 10-K
period 2011-08-31
Pioneer Exploration Inc.
filed 2011-12-14
CIK 1364123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                     August 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number                                           000-53784

PIONEER EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	98-0491551 (I.R.S. Employer Identification No.)
2700 Newport Boulevard, Suite 190 Newport Beach, California (Address of principal executive offices)	92663 (Zip Code)

Registrant’s telephone number, including area code:  (877) 700-0422

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

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

Page - 1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes         [    ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).[    ] Yes         [ X ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ X ] Yes         [   ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $11,905,697 ($1.3584 X 8,764,500) as of February 28, 2011

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 13, 2011
common stock - $0.001 par value	49,764,500

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation) and Exhibit 3.2 (By-laws) both filed as exhibits to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006; Exhibit 3.3 (Certificate of Incorporation of IBA Green, Inc.) and Exhibit 3.4 (By-laws of IBA Green, Inc.) both filed as exhibits to Pioneer’s Form 8-K/A - Current Report – Amendment #1 filed on November 1, 2011; Exhibit 10.12 (Letter Agreement (Scola)) filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on October 12, 2011; Exhibit 10.13 (Share Purchase Agreement (IBA Green)) filed as exhibits to Pioneer’s Form 8-K/A - Currnet Report – Amendment #1 filed on November 1, 2011; Exhibit 14 (Code of Ethics) filed as an exhibit to Pioneer’s Form 10-Q (Quarterly Report) filed on April 16, 2008; and Exhibit 99.1 (Disclosure Committee Charter) filed as an exhibit to Pioneer’s Form 10-Q (Quarterly Report) filed on April 20, 2009.

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended August 31, 2011, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Pioneer Exploration Inc. (“Pioneer”) is a Nevada corporation that was incorporated on June 9, 2005.

On October 28, 2011, pursuant to the terms and conditions of a Share Purchase Agreement, Pioneer acquired 100% ownership of IBA Green, Inc., which was formed under the laws of Delaware on July 21, 2011 (“IBA Green”).  Also, Pioneer indirectly owns through IBA Green a 100% interest in United States Patent No. 7,581,903 B1, entitled “METHOD OF MANUFACTURE AND INSTALLATION FLOWABLE THERMAL BACKFILLS.  See Exhibit 10.13 – Share Purchase Agreement for more details.

Since the date of inception, IBA Green has been developing technology that will be used in the treatment and conversion of incinerated bottom ash.

Currently, neither Pioneer nor IBA Green have any manufacturing facilities, operations, suppliers, products, or customers, nor any current means of generating revenues.

Pioneer maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located at 750 West Pender Street, Suite 202, Vancouver, British Columbia, V6C 2T7, Canada.  Pioneer’s office telephone number is (604) 618-0948.

Pioneer has an authorized capital of 75,000,000 shares, consisting of (a) 65,000,000 shares of Common Stock with a par value of $0.001 per share, of which 49,764,500 shares of Common Stock are currently issued and outstanding, and (b) 10,000,000 shares of Preferred Stock with a par value of $0.001 per share, of which no shares of Preferred Stock are issued or outstanding.

Page - 3

Pioneer has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Pioneer’s business.

(b)	Business of Pioneer

Pioneer is a holding company with its sole business being the management of IBA Green’s business.  IBA Green is a technology company that develops and utilizes technology designed to be used in the treatment and conversion of incinerated bottom ash.

IBA Green has developed a process to mitigate the environmental issues of the toxic end products of the Waste-to-Energy industry, and has developed a patented process to safely and profitably utilize the toxic end product (the “IBA Technology”).  The IBA Technology will work in synergy with the Waste-to-Energy industry, converting the toxic end products into commercially viable green construction products.

Waste-to energy (WtE) or energy-form-waste (EfW) is the process of creating energy in the form of electricity or heat from the incineration of waste sources.  Incineration, the combustion of organic material such as waste with energy recovery is the most common WtE implementation.  After incineration, solid waste is reduced to 10% of its original volume and contains traces of lead, zinc, and mercury.  This toxic end product is commonly referred to as “incinerated bottom ash” or “IBA”.

The IBA Technology is a cost effective process for stabilizing the chemical structure and altering the mechanical qualities of IBA.  This proprietary process will enable IBA Green to up-cycle IBA into commercially viable construction aggregate products that will meet industry performance specifications and will exceed environmental standards, including the latest US EPA standards dealing with extractable metals content testing.  IBA Green plans to utilize its reclamation and recycling technology to convert the millions of tons of IBA impounded in landfills and leaching toxins into ecosystems to valuable green, marketable construction resources.

Products and Services

The IBA Technology will blend various materials with the IBA to stabilize the IBA.  Once the IBA has been stabilized, IBA Green will manufacture engineered construction aggregates.  The aggregates will be engineered-gradations that enhance the mechanical properties of IBA’s products (the “IBA Aggregates”).  These unique blends may then be used for engineered products with predetermined structural properties; similar to the way recycled wood chips and sawdust are incorporated into engineered structural wood products.

From the IBA Aggregates, IBA Green will produce two product groups:

1.	Construction Aggregates

The construction aggregates will utilize Portland cement or other products mixed with the IBA Aggregates to form concrete product lines.  IBA Green’s primary construction aggregates products will include:

•	Controlled-density fills (thermal and non-thermal) for superior trench restoration with zero settlement and the ability to re-excavate
•	Duct-bank concrete (thermal and non-thermal) for utility conduit encasement and protection
•	Grouts (thermal and non-thermal, cementitous and non-cementitous) for directional drilling and compaction grouts
•	Foamed concretes
•	High-strength, rapid-setting concretes for infrastructure repair, bridge, tunnel and roads

2.	Pre-cast Concrete Products

Pre-cast concrete products will utilize nanotechnology elements integrated into the engineered aggregates.  These will create a corrosion resistant and high strength product line that will replace structural concrete in corrosive and degrading environments such as bridge decks, or in areas where concrete is subjected to salts, reactive soils, or wastewater streams.

Page - 4

IBA Green’s precast concrete products will include:

•	Concrete pipe
•	Pipe supports
•	Road barriers
•	Light pole bases
•	Pad mounts
•	Structural beams

Thermal Products

IBA Green plans on developing a line of performance products to enhance and support the electric industry rebuilding the electric grid in the United States and abroad, as well as providing eco-friendly materials for burgeoning renewable green energy industries. IBA Green’s Thermal concrete and Thermal backfill products will be developed for the purpose of enhancing both the longevity and performance specifications of high voltage underground electric transmission cables.

Fly Ash Polymer Concretes - The Eternal Cement

Polymer concrete is a high performance material which contains Pozzolans. Pozzolans have high values of mechanical parameters and chemical resistance maintaining anti-corrosion protection and excellent mechanical strength.  Artificial Pozzolana is derived from fly-ash, which IBA Green will use to produce Fly Ash Polymer concrete.

Markets

IBA Green’s sales strategy is to identify the applications and products needed in each local market.  Management expects to become the “preferred material provider” for local electric utilities and municipalities.

IBA Green has adopted a multi-pronged marketing approach, including public-private partnerships, strategic industrial partners, third-party distribution channels, and direct sales.

In public-private partnerships, management believes it can bridge the gap between disparate government entities and private companies.  Management believes that the agency that regulate waste ( US EPA ) does not interact with the agency that regulate roadways and infrastructure (The Department of Transportation).  With WtE plants becoming a more attractive alternative energy source, the IBA Technology is a viable solution to the critical IBA waste disposal problem and may also reduce construction costs by utilizing IBA aggregates rather than virgin materials.  Management believes that these facts will encourage more local and state governments to codify the use of the recycled IBA into their roadways and infrastructure.  Once government specifications are in place, construction companies for municipal and private customers will be able buy their aggregate products from a local, eco-friendly source.

Potential strategic industrial partners will include any company currently involved in waste management and recycling, such as Covanta Energy, and Wheelabrator Technologies along with utility companies such as Dominion Power or National Grid and energy producers such as American Electric Power and Tennesse Valley Authority.  The management team of IBA Green has 40 years of experience working in the power utility business, and plans to expand its marketing outreach, both nationally and globally with IBA Technology.

Third-party distribution channels would be set up via a franchise or strategic partner model.  IBA Green has targeted several market locations such as the states of Illinois and Hawaii that have ash disposal problems that management believes are rich in opportunity. As these geographic locations are developed by IBA Green management would consider identifying local strategic partners to purchase or manage these locations. In addition, management envisions small-scale solutions for small municipalities and large institutions that can be independently operated.

Lastly, direct sales will be made to other material processors who can utilize the recycled IBA for their specific construction material products.  One example of this customer might be material suppliers who’s virgin resources quarries may be in the process of depletion, or that their virgin aggregates are of poor quality and may not meet specification.

Management sees both developed countries and emerging economies as essentially unlimited markets for its recycled IBA Aggregates due to the need for utilities infrastructures in developing countries and for maintenance and repair of aging utilities in the developed countries.

One critical issue facing the United States market at this point in history is the breakdown and failure of the electrical grid transmission and distribution system.  This infrastructure crisis is identified and addressed in the Clean Energy Act of 2005.  The research behind the Clean Energy Act of 2005 calls for the rebuilding of the entire electric grid, with spending estimated at $8 billion annually for construction.  Virtually all the IBA generated from United States WtE plants could be converted into aggregate products used in construction products to rebuild this electrical grid.

Page - 5

Distribution Methods

IBA Green’s distribution method will be to treat and neutralize the ash on-site of the coal burning facility, eliminating the transportation, tipping and legacy insurance costs.

The largest target market for our IBA Green technology are municipal electric utility power providers which transport the ash they manufacture daily to one of the 1300 municipal or private landfills or mono-fill ash dumps located across the United States. The cost to utility power providers to dispose of their ash exceeds the actual tipping fees paid to dump facilities, which is due to the transportation costs of fuel, trucking, and rail expense.

Another of our large volume target markets are the ash landfills and monofills. These dump sites are located across the country and are rich with IBA.

The distribution model that IBA Green is developing is based on plant mobility utilizing on-site feedstock.  Setting up mobile manufacturing plants at each site provides accessible aggregate deposits that IBA Green converts into marketable construction aggregate products, while also systematically and safely eliminating all the environmental hazards.

 Several key factors support and influence the IBA Green installation model:

•
Mobility: unlike traditional aggregate manufacturers who deliver, typically by truck, finished products from a manufacturing facility to the construction site, IBA Green will set up mobile facilities to produce IBA Aggregates on-site, bringing the raw aggregate materials to the construction venue prior to the manufacturing process.

•
On-site manufacturing cuts down on shipping costs for the raw aggregate materials, since these materials can be delivered during off-peak hours and safely stored prior to manufacture.  Savings on diesel truck fuel and reduced greenhouse gases are significant.

•
The on-site approach allows products to be closely tailored to the precise soil and climate conditions of the site.   IBA Green can alter and revise a particular product after multiple test pours before determining the optimal mix for a specific site.

•
Research and development occurs in actual site installations, not in controlled lab settings.  As the installer, IBA Green will be able to directly control and assess the performance of its products in real time and in the real world.  Truly understanding product performance in actual field conditions will keep IBA Green on the cutting edge of ongoing technical improvements.

Status of Products

The management team of IBA Green has manufactured Thermal Concrete, Fluidized Thermal backfill, Thermal Grouts as well as structural concrete for duct bank system and pre-cast products utilizing Class F and Class C fly coal ash and coal based bottom ash.  The management team of IBA Green has successfully completed US EPA 1311TCLP heavy metal extraction bench testing of Incinerator Bottom Ash from the WTE plant in Singapore.  The mechanical performance of fly ash and Bottom Ash from WTE plants behave quite similarly to that of combusted coal.  The differentiating factors between the two are the chemical make-up of the two ashes.

The next step for product production will be to move on from laboratory bench testing to insitu testing for chemical neutralization.

The process to chemically neutralize the heavy metals and the toxins in ash products are both site and product specific.  Each facility that IBA Green will draw ash feed -stock from, will require on-site testing to determine the highest and best use products from the chemical analysis. Additionally the product demands and market absorption rate will shape the product mix.

From initial test process to the manufacture of products will require 9-12 months and will cost $1 million to $5 million of investment, depending on the size of the facility.  The size of the IBA Green facility is determined by the daily and monthly intake volume of ash produced by the combustion facility.  A combustion facility producing 350 tons or more of ash per day would be identified as a large facility; volumes under 150 tons per day would be considered a small facility.

Page - 6

The first stage of our production facility will be to neutralize the ash, up-cycling from a hazardous residue waste to   green feed-stock.  The second stage will be to manufacture aggregate materials such as silica sands and stone aggregate. The third stage of our production facility would be to manufacture the desired products from the aggregate materials.

One of the cornerstone principals of our IBA Green financial model is to locate our facility as close to the combustion facility as possible. Eliminating or reducing the cost of loading  and transporting the ash feed-stock from the combustion site to the manufacturing production facility if vital to cost controls.  Manufacturing a product mix that will be consumed within a 25 mile radius of the manufacturing plant is another cost control measure.

The IBA Green Corporate office will be located in Newport Beach, California, however manufacturing facilities will be located at the location of the ash manufacturer.

Competitive Conditions

IBA Green’s competitive advantage is its IBA Technology and the ability of the IBA Technology to manipulate IBA mechanical properties and the stabilization of IBA chemical structure into an inert and non-toxic aggregate.

Weakness & Threats

Capitalization:  Adequate funding is the greatest risk that IBA Green faces.  Testing procedures are site-specific for both the chemical neutralization as well as product development.  The chemical make-up of IBA is established by the input trash. The waste stream of a primarily residential community has a different complexion than that of a community with a industrial base. So the testing process is site-specific and ongoing.  The rate of growth is predicated on availability working capital.

Resistance to change:  Institutional inertia is a potential threat. Communities that have made a continues decision to implement WTE as a means to reduce their waste stream by up to 90% and up-cycle trash to energy create the path of least resistance to IBA Greens business model.  These communities are already recycling 90% of their waste stream and have driven cultural and social change in regard to their waste stream.  Introducing the concept of recycling the last 10% of that waste stream is a natural progression.  The cultural change for large energy producers that have been burning coal may prove to be a more difficult transition.

Raw Materials and Equipment

IBA Green requires ash as the requisite raw material to produce the IBA Aggregates and other products.  This raw material is abundant and is available from coal burning and waste to energy electric power plants and no cost to IBA Green.  In certain circumstances, the owner of such raw material will pay IBA Green to haul the ash and store it.

The equipment needed to produce the IBA Aggregates and other products, IBA Green will purchase the manufacturing equipment to mass produce our product line from one of several national equipment manufacturers. Currently, IBA does not have any mass production facilities, nor any agreement with any manufacturers to purchase all of this equipment.  Management estimates that the cost of the equipment to build a medium size plant to neutralize ash will cost approximately $2 million dollars.  The lead time from the initial order to purchase is approximately six months.

Principal Suppliers

IBA Green does not have any principal suppliers that it relies upon.  IBA Green can obtain the feedstock ash from existing utility plants and landfills, the by product of burning both coal and municipal waste.

There are currently 700 operating plant locations in the United States to partner with as suppliers as listed below:

1.	There are 1,300 ash impoundment landfills and Ash Monofill Landfills in the United States.
2.
There are 87 Mass Burn (MB) Waste to Energy Plants operating in 24 States, producing 97,000 tons of Municipal Solid Waste per Day or 3 million tons of Incinerated Bottom Ash (IBA) annually to be treated.

3.	There are 13 Mass Burn (MB) Waste to Energy Plants Modular, Mobile units that can be assembled quickly when needed.
4.	RDF (R-refuge D-derived F-fuel). Refuge is building materials, old lumber and wood, stumps etc.
5.	The United States has approximately 594 coal fired power plants producing approximately 70 million tons of Fly-ash per year from the manufacture of electricity.
6.	Private industries such as steel manufacturing and food processing also produce IBA’s.

Page - 7

IBA Green currently has no principal suppliers for equipment or raw materials.  IBA Green's business model is to partner with electric power manufacturers to treat the daily output of ash they manufacture, eliminating the costly expense of trucking and dumping the ash in landfills..  IBA Green will identify the equipment manufacture best suited for each project once the type of ash and daily volumes and geographic location of the plant are secured.

Dependence on Customers

Currently, IBA Green is not and will not be dependent on one or a few major customers.

Technology and Intellectual Property

Neither Pioneer nor IBA Green currently own any patents or trade marks, with the exception of the following:

United States Patent number 7,581,903 B1, Entitled “Method Of Manufacture And Installation Flowable Thermal Backfills”

Also, they are not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.  Pioneer’s business is not materially dependent on the existence of third party patent or other third party intellectual property rights.  Pioneer intends to protect its name and other major proprietary trademarks by (1) the registration of the trademarks used in the markets where Pioneer operates its business and sells it products, (2) monitoring the markets for misuses of such trademarks by others, and (3) taking the appropriate steps to stop any infringing activities.

Government Approvals and Regulations

Currently, Pioneer and IBA Green are in compliance with all government regulations, business and operations licenses that are typically applicable to most commercial ventures.  However, there can be no assurance that existing or new laws or regulations that may be adopted in various jurisdictions in the future, will not impose additional fees and taxes on Pioneer and its business operations.  Management is not aware of any such revisions to existing laws and regulations nor new laws or regulations that could have a negative impact on Pioneer’s business and add additional costs to Pioneer’s business operations.

There may be domestic or foreign governmental regulations on the business in the future, which will depend on where IBA Green is conducting business.  However, there currently are no governmental regulations requiring approval in any jurisdiction where IBA Green is doing business.

As IBA Green commences operations for the treatment of domestic sewage and wastewater from public water supply treatment facilities, as well as the treatment of waste from land fill tipping operations, IBA Green will comply and obtain any necessary permits required under the National Pollutant Discharge Elimination System (NPDES), all as pursuant to the Environmental Protection Agency (EPA).  Such NPDES permits will be obtained in any jurisdiction, or any state, where such permits are required.

As an ongoing process IBA Green will have its products voluntarily tested after the neutralization process to ensure and verify that its out-put product has met EPA 1311 TCLP standards.  EPA 1311 TCLP (Toxicity Characteristics Leeching Procedures) is a process method designed to determine the mobility of both organic and inorganic analytes present in liquid, solid, and multiphasic wastes, and provides an analysis of the waste to determine that individual analytes are not present in the waste, or that they are present but at such low concentrations that the appropriate regulatory levels could not possibly be exceeded.

Research and Development Costs

Pioneer and IBA Green have not spent any funds on either company-sponsored research and development activities or customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services, or techniques.

Employees

Currently, neither Pioneer nor IBA Green has any full time employees or part time employees.

Page - 8

At present, Pioneer’s officers and directors do not have any employment agreement with Pioneer.  Pioneer presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, Pioneer may adopt plans in the future.  There are presently no personal benefits available to any employees.

Item 1A.  Risk Factors.

Pioneer is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.  Unresolved Staff Comments.

Pioneer is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.    Description of Property.

Pioneer’s and IBA Green’s executive offices are both located at 2700 Newport Boulevard, Suite 190, Newport Beach, California, 92663.

Pioneer and IBA Green currently have no interest in any property.

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

(a)           Market Information

Pioneer’s common stock has been quoted on the NASD OTC Bulletin Board under the symbol “PIEX” since October 9, 2007.  The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended December 8, 2011.  The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
8 December 2011	$1.30	$1.20	Pink OTC Markets Inc.
30 November 2011	$1.33	$0.12	Pink OTC Markets Inc.
31 August 2011	$0.25	$0.07	Pink OTC Markets Inc.
31 May 2011	$0.67	$0.25	Pink OTC Markets Inc.
28 February 2011	$0.45	$0.20	Pink OTC Markets Inc.
30 November 2010	$0.60	$0.20	Pink OTC Markets Inc.
31 August 2010	$0.20	$0.20	Pink OTC Markets Inc.
31 May 2010	$1.01	$0.01	Pink OTC Markets Inc.
28 February 2010	$2.75	$0.01	Pink OTC Markets Inc.

(b)           Holders of Record

Pioneer has approximately 18 holders of record of Pioneer’s common stock as of August 31, 2011 according to a shareholders’ list provided by Pioneer’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by Pioneer of the number of beneficial owners of common stock held in street name.  The transfer agent for Pioneer’s common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

Page - 9

(c)           Dividends

Pioneer has declared no dividends on its common stock, and is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock.  Dividends are declared at the sole discretion of Pioneer’s Board of Directors.

(d)   Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K; with the exception of the following:

Share Purchase of IBA Green, Inc.

On October 28, 2011, the board of directors approved the Share Purchase Agreement with Angelo Scola for the purchase and sale of all of the issued and outstanding shares in the capital of IBA Green in consideration of the issuance of 38.5 million restricted shares in the capital of Pioneer to Scola.  For the issuance of shares to Mr. Scola, Pioneer relied upon Section 4(2) of the Securities Act of 1933.  Management is satisfied that Pioneer complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The issuance of shares was not a public offering and was not accompanied by any general advertisement or any general solicitation.  All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act of 1933or an applicable exemption from the registration requirements of the Securities Act of 1933.  See Exhibit 10.13 – Share Purchase Agreement for more details.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Pioneer’s common stock, with the exception of the following:

1.
On November 20, 2008, Pioneer received a $50,000 loan and issued a convertible promissory note. The note is convertible into 200,000 common shares at $0.25 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

2.
On February 19, 2009, Pioneer received a $50,000 loan and issued a convertible promissory note. The note is convertible into 41,667 common shares at $1.20 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

3.
On May 15, 2009, Pioneer received a $36,000 loan and issued a convertible promissory note. The note is convertible into 20,000 common shares at $1.80 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

4.
On May 6, 2011, Pioneer received a $15,000 loan and issued a convertible promissory note. The note is convertible into 60,000 common shares at $0.25 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

5.
On July 14, 2011, Pioneer received a $10,000 loan and issued a convertible promissory note. The note is convertible into 100,000 common shares at $0.10 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

6.
On August 23, 2011, Pioneer received a $10,000 loan and issued a convertible promissory note. The note is convertible into 100,000 common shares at $0.10 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

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

Page - 10

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

IBA Green, Inc. was incorporated in the State of Delaware on July 21, 2011.

Pioneer is a holding company with its sole business being the management of IBA Green’s business.  IBA Green is a development stage company.  IBA Green’s principal business is the development and utilization of technology designed to be used in the treatment and conversion of incinerated bottom ash.

Currently, neither Pioneer nor IBA Green have any manufacturing facilities, operations, suppliers, products, or customers, nor any current means of generating revenues.

Plan of Operation

Neither Pioneer nor IBA Green have had any significant revenues generated from its business operations since inception.  Management expects that the revenues generated from IBA Green’s business for the next 12 months will not be enough for its required working capital.  Until IBA Green is able to generate any consistent and significant revenue it will be required to raise additional funds by way of equity or debt financing.

At any phase, if IBA Green finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations.  If IBA Green cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital.

To become profitable and competitive, IBA Green needs to continue to develop and advance the IBA Aggregates to a point where they can be sold commercially.  To achieve this goal, management has prepared the following phases for its plan of operation for the next 12 months:

1.           Phase One.

In Phase One IBA plans to (1) complete negotiations and sign contracts for the purpose of acquiring IBA’s and converting the IBA’s into commercially viable products; and (2) obtain lab and office space.

IBA Green has budgeted $450,000 for this phase and expects it to take three months to complete, with completion expected within the first three months of IBA Green’s plan of operation.

2.           Phase Two.

In Phase Two IBA plans to (1) conduct and complete analytical laboratory testing on IBA’s, including gathering and shipping the IBA samples and conducting initial characterization testing on the IBA samples; (2) develop the requisite chemistry to stabilize the IBA’s; (3) develop the IBA Aggregates and other products that are of the highest quality and represent the best use for the particular IBA; (4) begin the long-term environmental compliance testing; and (5) develop and market IBA Green’s business.

Page - 11

The development of the IBA Green’s business will consist of identifying potential viable target markets, producing a list of equipment required in the particular target markets, and identifying potential suppliers and equipment providers.  Target markets will be identified based (a) the daily volume of ash produced at the generation facility and (b) the absorbsion market rate and price point of the product that can be manufactured.

Simultaneously, IBA Green will develop and populate its website (www.ibagreen.com) with information regarding its business and products.

IBA Green has budgeted $550,000 for this phase and expects it to take three months to complete, with completion expected within the first six months of IBA Green’s plan of operation.

3.           Phase Three

In Phase Three IBA plans to (1) retain production engineers and industrial engineers to design the equipment and line specification for a prototype that will convert the IBA’s into IBA Aggregate or other products; (2) acquire the mechanical engineering hardware; (3) build and assemble a production prototype; and (4) further development and marketing IBA Green’s business and products.

IBA Green has budgeted $500,000 for this phase and expects it to take three months to complete, with completion expected within the last six months of IBA Green’s plan of operation.

4.           Phase Four

In Phase Four IBA plans to (1) set up the on-site manufacturing prototype for the conversion of the IBA’s into IBA Aggregates and other products; (2) perform further testing on the IBA Aggregates and other products manufactured on-site to confirm they are the highest quality and best-use site specific to the particular IBA; (3) complete third party laboratory product testing for certification; and (4) continued development and marketing of IBA Green’s business and products.

IBA Green has budgeted $2,000,000 for this phase and expects it to take three months to complete, with completion expected within the last three months of IBA Green’s plan of operation.

Risk Factors

An investment in Pioneer’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Pioneer’s Form SB-2/A filed on February 20, 2007 and Pioneer’s Form 10-KSB filed on December 11, 2007.

Financial Condition

As at August 31, 2011, Pioneer had a cash balance of $3,194.  During the 12 month period following the date of this current report, management anticipates that neither Pioneer nor IBA Green will generate any revenue.  Accordingly, Pioneer will be required to obtain financing in order to continue its plan of operations.  Management anticipates that the financing will be in the form of equity financing from the sale of Pioneer’s common stock.  If Pioneer is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Pioneer.  However, management does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient financing from the sale of Pioneer’s common stock to finance the plan of operations.  In the absence of such financing, Pioneer will not be able to implement its plan of operation and the business plan will fail.

In addition, management anticipates incurring the following expenses during the next 12 month period:

●
Management anticipates spending approximately $3,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $36,000 over the next 12 months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Pioneer’s regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

●
Management anticipates spending approximately $12,000 in complying with Pioneer’s obligations as a reporting company under the Securities Exchange Act of 1934.  These expenses will consist primarily of professional fees relating to the preparation of Pioneer’s financial statements and completing its annual report, quarterly report, and current report filings with the SEC.

Page - 12

Pioneer will require approximately $50,000 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Liquidity and Capital Resources

As of August 31, 2011, Pioneer had total assets of $3,194, and a working capital deficit of $311,014, compared with a working capital deficit of $253,646 as of August 31, 2010.  The increase in the working capital deficit was primarily due to an increase in the amount due to a related party, and an increase in accounts payable, an increase in accrued liabilities, and convertible notes payable.  Assets consisted solely of $3,194 in cash and the liabilities consisted of $19,298 in accounts payable, $32,300 in accrued liabilities, $171,000 in convertible notes payable, and $91,610 due to a related party.

On November 30, 2009, Pioneer sold its investment of 125,000 common shares of Macallan Oil and Gas Inc. in exchange for a CDN$100,000 non-interest bearing promissory note due May 31, 2010.  At August 31, 2011, Pioneer had not received payment of the note.  Management believes that ultimate collection of the amount receivable is not reasonably assured, and, therefore, has recorded an allowance against the balance at August 31, 2011 and 2010.

Pioneer will need to raise additional capital to execute its plan of operation.  As described above, for the next 12 months Pioneer plans on securing contracts for the purpose of acquiring IBA’s and converting the IBA’s into commercially viable products, testing and stabilizing IBA, developing IBA Aggregates, designing and building production equipment, and testing and manufacturing IBA Aggregates, all at an estimated cost of $3.50 million.  If Pioneer does not receive sufficient funding on a timely basis, it could have a material adverse effect on its liquidity, financial condition and business prospects.  Additionally, if Pioneer receives funding, it may be on terms that are not favorable to Pioneer and its stockholders.  There are no assurances that Pioneer will be able to achieve further sales of its common stock or any other form of additional financing.  If Pioneer is unable to achieve the financing necessary to continue its plan of operations, then Pioneer will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended August 31, 2011, net cash used in operating activities decreased to $35,747 compared with $33,860 for the same period in the previous fiscal year.

At August 31, 2011, Pioneer had cash of $3,194.  During the fiscal year ended August 31, 2011, Pioneer used $35,747 in cash for operating activities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $nil for the fiscal year ended August 31, 2011 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities decreased to $37,936 for the fiscal year ended August 31, 2011 as compared with financing activities of $29,566 for the same period in the previous fiscal year.  The increase in net cash provided by financing activities was due to an increase in proceeds from convertible notes payable offset by a decrease of advances from a related party.

Results of Operation for the Period Ended August 31, 2011

Pioneer has had no operating revenues since its inception on June 9, 2005, through to August 31, 2011.  Pioneer’s activities have been financed from the proceeds of share subscriptions.  From its inception, on June 9, 2005, to August 31, 2011 Pioneer has raised a total of $64,901 from private offerings of its common stock.

Page - 13

References to the discussion below to fiscal 2011 are to Pioneer’s fiscal year ended on August 31, 2011.  References to fiscal 2010 are to Pioneer’s fiscal year ended August 31, 2010.

	Accumulated from June 9, 2005 (Date of Inception) to August 31, 2011 $	For the Year Ended August 31, 2011 $	For the Year Ended August 31, 2010 $
	(Audited)	(Audited)	(Audited)
Revenue	–	–	–

Expenses

Accretion of beneficial conversion features	93,034	11,200	-
Donated rent	11,250	-	-
Donated services	33,000	3,000	4,500
Foreign exchange loss	6,291	8,097	1,951
General and administrative	39,191	11,041	7,190
Impairment loss on mineral properties	7,500	-	-
Mineral property costs	5,887	-	-
Professional fees	248,086	38,230	35,375

Total Expenses	444,239	71,568	49,016

Operating Loss	(444,239)	(71,568)	(49,016)

Other Income (Expense)

Impairment of note receivable	(93,670)	-	(93,670)
Interest income	8,713	-	8,713
Gain on sale of investment	10,087	-	10,087

Net Loss	(519,199)	(71,568)	(123,976)

Donated Rent

Donated rent is attributable to a rent expense of $250 per month attributable to the provision of Pioneer’s business premises without cost by Thomas Brady, Pioneer’s former Treasurer and Corporate Secretary.  Donated rent ceased on February 28, 2009 after which Pioneer began renting from an unrelated third party.

Donated Services

Donated services are attributable to an expense of $250 per month in respect of services without compensation provided by Warren Robb, Pioneer’s former President and CEO, and an expense of $250 per month in respect of services without compensation provided by Thomas Brady, a former officer of Pioneer.

Foreign Exchange

Foreign exchange consists of foreign exchange gains and losses that arise from settling transactions undertaken by Pioneer in currencies other than the US dollar.

Page - 14

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

Pioneer had no contingencies or long-term commitments at August 31, 2011.

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

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Pioneer regularly evaluates estimates and assumptions related to recovery of financial assets, donated expenses and deferred income tax asset valuation allowances.  Pioneer bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by Pioneer may differ materially and adversely from Pioneer’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Page - 16

Item 8.                      Financial Statements and Supplementary Data.

PIONEER EXPLORATION INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

August 31, 2011

Index
Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Operations	F–3
Statements of Cash Flows	F–4
Statements of Stockholders’ Deficit	F–5
Notes to the Financial Statements	F–6

Page - 17

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Pioneer Exploration Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Pioneer Exploration Inc. (An Exploration Stage Company) as of August 31, 2011 and 2010 and the related statements of operations, cash flows, and stockholders' deficit for the years then ended and accumulated from June 9, 2005 (Date of inception) to August 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Exploration Inc. (An Exploration Stage Company) as of August 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and accumulated from June 9, 2005 (Date of inception) to August 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 25, 2011

Pioneer Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2011 $	August 31, 2010 $

ASSETS

Cash	3,194	1,005
Total Assets	3,194	1,005

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	19,298	7,258
Accrued liabilities	32,300	30,976
Convertible notes payable (Note 5)	171,000	136,000
Due to related party (Note 3(a))	91,610	80,417

Total Liabilities	314,208	254,651

Going Concern (Note 1)
Subsequent Event (Note 7)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value 11,264,500 shares issued and outstanding	11,265	11,265

Additional Paid-In Capital	152,670	141,470

Donated Capital (Note 3(b))	44,250	41,250

Deficit Accumulated During the Exploration Stage	(519,199)	(447,631)

Total Stockholders’ Deficit	(311,014)	(253,646)

Total Liabilities and Stockholders’ Deficit	3,194	1,005

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from	For the	For the
	June 9, 2005	Year	Year
	(Date of Inception)	Ended	Ended
	To August 31,	August 31,	August 31,
	2011	2011	2010
	$	$	$

Revenue	–	–	–

Expenses

Accretion of beneficial conversion features (Note 5)	93,034	11,200	–
Donated rent	11,250	–	–
Donated services (Note 3(b))	33,000	3,000	4,500
Foreign exchange loss	6,291	8,097	1,951
General and administrative	39,191	11,041	7,190
Impairment loss on mineral properties	7,500	–	–
Mineral property costs	5,887	–	–
Professional fees	248,086	38,230	35,375

Total Expenses	444,239	71,568	49,016

Operating Loss	(444,239)	(71,568)	(49,016)

Other Income (Expense)

Impairment of note receivable	(93,760)	–	(93,760)
Interest income	8,713	–	8,713
Gain on sale of investment	10,087	–	10,087

Net Loss	(519,199)	(71,568)	(123,976)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		11,264,500	11,264,500

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated
	From	For the	For the
	June 9, 2005	Year	Year
	(Date of Inception)	Ended	Ended
	To August 31,	August 31,	August 31,
	2011	2011	2010
	$	$	$

Operating Activities

Net loss	(519,199)	(71,568)	(123,976)

Adjustment to reconcile net loss to net cash used in operating activities

Accretion of beneficial conversion feature	93,034	11,200	–
Donated services and rent	44,250	3,000	4,500
Gain on sale of investment	(10,087)	–	(10,087)
Foreign exchange loss	8,431	7,002	1,429
Impairment of note receivable	93,760	–	93,760
Interest income	(8,713)	–	(8,713)

Changes in operating assets and liabilities

Accounts payable	19,298	12,040	5,349
Accrued liabilities	32,300	1,324	1,676
Due from related party	5,157	1,255	2,202

Net Cash Used In Operating Activities	(241,769)	(35,747)	(33,860)

Investing Activities

Purchase of investment	(76,389)	–	–

Net Cash Used In Investing Activities	(76,389)	–	–

Financing Activities

Advances from related party	79,451	2,936	29,566
Proceeds from convertible notes payable	177,000	35,000	–
Proceeds from issuance of common stock	64,901	–	–

Net Cash Provided by Financing Activities	321,352	37,936	29,566

Increase (Decrease) in Cash	3,194	2,189	(4,294)

Cash - Beginning of Period	–	1,005	5,299

Cash - End of Period	3,194	3,194	1,005

Non-cash Investing and Financing Activities

Investment exchanged for note receivable	86,476	–	86,476
Common shares issued to settle debt	6,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Deficit
For the Period from June 9, 2005 (Date of Inception) to August 31, 2011
(Expressed in U.S. dollars)

								Deficit
								Accumulated
				Additional				During the
	Common Stock			Paid-In		Donated		Exploration
	Shares	Par Value		Capital		Capital		Stage		Total
	#		$		$		$		$	$

Balance – June 9, 2005 (Date of Inception)	–	–		–		–		–			–

Common stock issued for cash at $0.001 per share	11,025,000	11,025		–		–		–			11,025

Donated services and rent	–	–		–		2,250		–			2,250

Net loss for the period	–	–		–		–		(6,681)			(6,681)

Balance – August 31, 2005	11,025,000	11,025		–		2,250		(6,681)			6,594

Common stock issued for cash at $0.25 per share	215,500	216		53,660		–		–			53,876

Common stock issued for cash for stock subscriptions received recorded as loans payable	24,000	24		5,976		–		–			6,000

Donated services and rent	–	–		–		9,000		–			9,000

Net loss for the year	–	–		–		–		(54,679)			(54,679)

Balance – August 31, 2006	11,264,500	11,265		59,636		11,250		(61,360)			20,791

Donated services and rent	–	–		–		9,000		–			9,000

Net loss for the year	–	–		–		–		(47,342)			(47,342)

Balance – August 31, 2007	11,264,500	11,265		59,636		20,250		(108,702)			(17,551)

Donated services and rent	–	–		–		9,000		–			9,000

Net loss for the year	–	–		–		–		(70,256)			(70,256)

Balance – August 31, 2008	11,264,500	11,265		59,636		29,250		(178,958)			(78,807)

Beneficial conversion feature	–	–		81,834		–		–			81,834

Donated services and rent	–	–		–		7,500		–			7,500

Net loss for the year	–	–		–		–		(144,697)			(144,697)

Balance – August 31, 2009	11,264,500	11,265		141,470		36,750		(323,655)			(134,170)

Donated services and rent	–	–		–		4,500		–			4,500

Net loss for the year	–	–		–		–		(123,976)			(123,976)

Balance – August 31, 2010	11,264,500	11,265		141,470		41,250		(447,631)			(253,646)

Beneficial conversion feature	–	–		11,200		–		–			11,200

Donated services	–	–		–		3,000		–			3,000

Net loss for the year	–	–		–		–		(71,568)			(71,568)

Balance – August 31, 2011	11,264,500	11,265		152,670		44,250		(519,199)			(311,014)

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the Years Ended August 31, 2011 and 2010
(Expressed in U.S. Dollars)

1.	Nature of Operations and Going Concern

Pioneer Exploration Inc. (the “Company”) was incorporated in the State of Nevada on June 9, 2005. The Company is an Exploration Stage Company, as defined by Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Enterprises. The Company’s past and planned future principal business is the acquisition and exploration of mineral properties. The Company has not identified and acquired any properties that contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its secretary and convertible note holders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2011, the Company has a working capital deficiency of $311,014 and has accumulated losses of $519,199 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the Years Ended August 31, 2011 and 2010
(Expressed in U.S. Dollars)

2.           Summary of Significant Accounting Policies (continued)

d)	Long-Lived Assets

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

e)	Asset Retirement Obligations

The Company follows the provisions of ASC 410 – 20, Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at August 31, 2011 and 2010, the Company does not have any asset retirement obligations.

f)	Financial Instruments and Fair Value Measurements

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

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the Years Ended August 31, 2011 and 2010
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

f)	Financial Instruments and Fair Value Measurements (continued)

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of August 31, 2011 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	August 31,
	(Level 1) $	(Level 2) $	(Level 3) $	2011 $
Assets:
Cash	3,194	–	–	3,194

Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

g)	Income Taxes

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

h)	Foreign Currency Translation

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

i)	Comprehensive Income
ASC 220, Comprehensive Income establishes standards for the reporting and display of other comprehensive income and its components in the financial statements. During the years ended August 31, 2011 and 2010, the Company had no items that represent other comprehensive income.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the Years Ended August 31, 2011 and 2010
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

j)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at August 31, 2011, the Company had 521,667 potentially dilutive shares outstanding.

k)	Stock-based Compensation

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

l)	Recent Accounting Pronouncements

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

a)
As at August 31, 2011, the Company is indebted to the former President of the Company for $91,610 (2010 - $80,417), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, and is due on demand.

b)
The Company recognizes donated services provided by the former President of the Company at $250 per month. During the year ended August 31, 2011, the Company recognized $3,000 (2010 – $4,500) in donated services.

4.	Note Receivable

On November 30, 2009, the Company sold its investment of 125,000 common shares of Macallan Oil and Gas Inc. in exchange for a CDN$100,000 non-interest bearing promissory note due May 31, 2010. The note receivable was discounted using a rate of 20% and accreted to its face value of CDN$100,000 as of May 31, 2010. As at August 31, 2011, the Company has not yet received payment. The Company believes ultimate collection of the amount receivable is not reasonably assured and, therefore, has recorded an allowance against the balance at August 31, 2011 and 2010.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the Years Ended August 31, 2011 and 2010
(Expressed in U.S. Dollars)

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

e)
On July 14, 2011, the Company received a $10,000 loan and issued a promissory note. The note is convertible into 100,000 common shares of the Company at $0.10 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

In accordance with ASC 470-20, the Company recognized the value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and an equivalent discount which was charged to operations as the note is due on demand.

f)
On August 23, 2011, the Company received a $10,000 loan and issued a promissory note. The note is convertible into 100,000 common shares of the Company at $0.10 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

In accordance with ASC 470-20, the Company assessed the value of the embedded beneficial conversion feature which was determined to be $nil.

Pioneer Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
For the Years Ended August 31, 2011 and 2010
(Expressed in U.S. Dollars)

6.	Income Taxes

As at August 31, 2011, the Company has net operating losses carried forward of $280,655 available to offset taxable income in future years which commence expiring in fiscal 2026.

The income tax benefit differs from the amount computed by applying the combined federal and state income tax rate of 35% to net loss before income taxes for the years ended August 31, 2011 and 2010 as a result of the following:

	Year Ended August 31, 2011 $	Year Ended August 31, 2010 $

Expected income tax recovery	(25,049)	(43,392)

Non-deductible expenses	4,970	34,392

Valuation allowance change	20,079	9,000

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at August 31, 2011 and 2010, after applying enacted corporate income tax rates, are as follows:

	August 31, 2011 $	August 31, 2010 $

Deferred income tax assets
Mineral property costs	2,625	2,625
Net operating losses carried forward	98,229	78,150

Total deferred income tax assets	100,854	80,775

Valuation allowance	(100,854)	(80,775)

Net deferred income tax asset	–	–

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

7.      Subsequent Event

On October 28, 2011, the Company completed a Share Purchase Agreement with IBA Green Inc. (“IBA”), in which the Company acquired all of the issued and outstanding shares of common stock of IBA in exchange for the issuance of an aggregate of 38,500,000 shares of common stock of the Company.

A preliminary purchase price allocation has not been included in these financial statements as reliable information relating to the fair values of the net assets acquired was unavailable at the date of completion of these statements.

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

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Pioneer’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Pioneer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

Page - 29

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Pioneer’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Pioneer’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Pioneer’s Chief Financial Officer in connection with the audit of its financial statements as of August 31, 2011 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of August 31, 2011, Pioneer’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Page - 30

Changes in Internal Controls

There were no changes in Pioneer’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended August 31, 2011, that materially affected, or are reasonably likely to materially affect, Pioneer’s internal control over financial reporting.

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

Pioneer’s and its subsidiaries’ management teams are listed below.

Management Teams
Name of Directors and Officers	Pioneer Exploration Inc.	IBA Green, Inc.
Angelo Scola	Director President, CEO, CFO, Treasurer, and Corporate Secretary	Director CEO and President

Angelo Scola – President, Chief Executive Officer, and Chief Financial Officer – Angelo Scola, age 60, was appointed the Chief Executive Officer, President and Chief Financial Officer of Pioneer on October 28, 2011.  Mr. Scola has 40 years of private sector experience in the utility and construction materials business serving both domestic and international markets.  Mr. Scola started at age 20 working for his grandfather's family business, Angelo Scola Inc., which was a general contractor specializing in utility construction.  In 2004 Mr. Scola founded Thermoforte, Inc. to develop a commercially viable process to substitute coal ash for virgin aggregates.  In April 2011, Thermoforte Green, LLC was incorporated to further develop specialized processes to neutralize the toxins from incinerated bottom ash (IBA).  In July 2011 IBA Green, Inc. was incorporated to provide a commercially viable and environmentally sound solution to process and treat commercial ash.  Mr. Scola graduated from Wentworth Institute of Technology in 1971 and attended the University of Miami School of Business in 1971-72.

(b)           Identify Significant Employees

Pioneer has no significant employees other than the directors and officers of Pioneer.

(c)           Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Pioneer to become directors or executive officers.

Page - 31

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

(h)           Identification of Audit Committee

Pioneer does not have a separately-designated standing audit committee.  Rather, Pioneer’s entire board of directors perform the required functions of an audit committee.  Currently, Angelo Scola is the only member of Pioneer’s audit committee, but they do not meet Pioneer’s independent requirements for an audit committee member.  See “Item 12. (c) Director independence” below for more information on independence.

Page - 32

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

As of August 31, 2011, Pioneer did not have a written audit committee charter or similar document.

(i)           Code of Ethics

Pioneer has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  Pioneer undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Pioneer at (877) 700-0422 to request a copy of Pioneer’s financial code of ethics.  Management believes Pioneer’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11.  Executive Compensation.

Pioneer has paid no compensation to its named executive officers during its fiscal year ended August 31, 2011.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Angelo Scola CEO and CFO Oct 2011 – present	2009 20102011	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a
Thomas Brady CEO and CFO Mar 2010 - Oct 2011 Secretary/Treasurer Jun 2005 – Oct 2011	2009 2010 2011	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Warren Rob CEO and CFO Jun 2005 – Mar 2010	2009 20102011	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a

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

Page - 33

Item 12.  Security Ownership of Certain Beneficial Holders and Management.

(a)           Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	Angelo Scola 10 Yosemite Valler Road Westerly, Rhode Island 02891	38,500,000 Direct	77.4%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 8-K/A from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 49,764,500 shares of common stock issued and outstanding as of December 9, 2011.

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	Angelo Scola 10 Yosemite Valler Road Westerly, Rhode Island 02891	38,500,000 Direct	77.4%
Common Stock	Directors and Executive Officers (as a group)	38,500,000	77.4%
[1] Based on 49,764,500 shares of common stock issued and outstanding as of December 9, 2011.

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

Item 13.  Certain Relationships and Related Transactions.

(a)           Transactions with Related Persons

Since the beginning of Pioneer’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Pioneer was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Pioneer’s total assets at year-end for the last three completed fiscal years, except for the following:

1.	Share Purchase Agreement

Angelo Scola, Pioneer’s President and CEO, sold all of his interest in IBA Green, Inc. to Pioneer in consideration of the issuance of 38.5 million restricted shares of common stock in the capital of Pioneer.  See Exhibit 10.13 – Share Purchase Agreement for more details.

2.	Donated Services and Rent

Warren Robb, Pioneer’s former President, CEO, CFO and director, donated services to Pioneer that are recognized on its financial statements.  Also, Thomas Brady, Pioneer’s former President, CEO, CFO, Corporate Secretary, Treasurer, donated services and rent to Pioneer that are recognized on its financial statements.  From inception on June 9, 2005 to August 31, 2011, Pioneer recognized a total of $33,000 for donated services and $11,250 for donated rent.

Page - 34

(b)           Promoters and control persons

During the past five fiscal years, Thomas Brady, Warren Robb, and Angelo Scola have been promoters of Pioneer’s business, but none of these promoters have received anything of value from Pioneer nor is any person entitled to receive anything of value from Pioneer for services provided as a promoter of the business of Pioneer.

(c)           Director independence

Pioneer’s board of directors currently consists of Angelo Scola.  Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, Pioneer’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of Pioneer or any other individual having a relationship which, in the opinion of Pioneer’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Pioneer in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of Pioneer’s stock will not preclude a director from being independent.

In applying this definition, Pioneer’s board of directors has determined that Mr. Scola does not qualify as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual.

As of the date of the report, Pioneer did not maintain a separately designated compensation or nominating committee.

Pioneer has also adopted this definition for the independence of the members of its audit committee.  Angelo Scola serves on Pioneer’s audit committee.  Pioneer’s board of directors has determined that Mr. Scola is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is not “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

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

2011 - $13,500 – Manning Elliott LLP – Chartered Accountants
2010 - $13,500 – Manning Elliott LLP – Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Pioneer’s financial statements and are not reported in the preceding paragraph:

2011 - $nil – Manning Elliott LLP – Chartered Accountants
2010 - $nil – Manning Elliott LLP – Chartered Accountants

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011 - $nil – Manning Elliott LLP – Chartered Accountants
2010 - $nil – Manning Elliott LLP – Chartered Accountants

Page - 35

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011 - $nil – Manning Elliott LLP – Chartered Accountants
2010 - $nil – Manning Elliott LLP – Chartered Accountants

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

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
3.2	By-Laws, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
3.3	Certificate of Incorporation of IBA Green, Inc., filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 1, 2011, and incorporated herein by reference.	Filed
3.4	Bylaws of IBA Green, Inc., filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 1, 2011, and incorporated herein by reference.	Filed
10.1	Property Purchase Agreement dated August 25, 2005, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
10.2	Declaration of Trust, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
10.3	Geological Report on the Pipe Claims, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
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
Filed
10.12	Letter Agreement dated October 7, 2011 between Pioneer and Angelo Scola, filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on October 12, 2011, and incorporated herein by reference.	Filed
10.13
Share Purchase Agreement dated October 28, 2011 between Pioneer and Angelo Scola, filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 1, 2011, and incorporated herein by reference.
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

Page - 36

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Pioneer Exploration Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PIONEER EXPLORATION INC.
By:	/s/ Angelo Scola
Name:	Angelo Scola
Title:	Director and CEO
Dated:	December 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Pioneer Exploration Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Angelo Scola
President, Chief Executive Officer,
Principal Executive Officer,
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
Treasurer, and Corporate Secretary
Member of the Board of Directors
December 12, 2011
Angelo Scola

Page - 37

Exhibit 31

Page - 38

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Angelo Scola, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending August 31, 2011 of Pioneer Exploration Inc.;

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

Date:  December 12, 2011

/s/ Angelo Scola

Angelo Scola
Chief Executive Officer

Page - 39

PIONEER EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Angelo Scola, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending August 31, 2011 of Pioneer Exploration Inc.;

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

Date:  December 12, 2011

/s/ Angelo Scola

Angelo Scola
Chief Financial Officer

Page - 40

Exhibit 32

Page - 41

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pioneer Exploration Inc. (the “Company”) on Form 10-K for the period ending August 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Angelo Scola, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Angelo Scola

Angelo Scola

Chief Executive Officer
December 12, 2011

Page - 42

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pioneer Exploration Inc. (the “Company”) on Form 10-K for the period ending August 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Angelo Scola, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Angelo Scola

Angelo Scola

Chief Financial Officer
December 12, 2011

Page - 43