Form 10-Q
period 2011-11-30
Pioneer Exploration Inc.
filed 2012-01-27
CIK 1364123

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended November 30, 2011

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from to

Commission file number 333-135743

pioneer exploration inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0491551 (I.R.S. Employer Identification No.)
2700 Newport Boulevard, Suite 190, Newport Beach, California (Address of principal executive offices)	92663 (Zip Code)
877-700-0422 (Registrant’s telephone number, including area code)
750 West Pender Street, Suite 202, Vancouver, British Columbia, Canada, V6C 2T7 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

[ ] Yes [ X ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 24, 2012
common stock - $0.001 par value	49,764,500

part I – financial information

Item 1. Financial Statements.

pioneer exploration inc.

(A Development Stage Company)

consolidated FINANCIAL STATEMENTS

November 30, 2011

(Unaudited)

Index

Consolidated Balance Sheets F-1

Consolidated Statements of Operations F-2

Consolidated Statements of Cash Flows F-3

Notes to the Consolidated Financial Statements F-4

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	November 30, 2011 $	August 31, 2011 $
	(Unaudited)
ASSETS

Cash	389	40

Total Assets	389	40

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	112,355	–
Accrued liabilities	113,175	25,000
Convertible notes payable (Note 6)	171,000	–
Due to related parties (Note 4(a))	153,190	24,940

Total Liabilities	549,720	49,940

Going Concern (Note 1)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value 49,764,500 (August 31, 2011 – 11,264,500) shares issued and outstanding	49,765	50,000

Additional Paid-In Capital	–	-

Deficit Accumulated During the Development Stage	(599,096)	(99,900)

Total Stockholders’ Deficit	(549,331)	(49,900)

Total Liabilities and Stockholders’ Deficit	389	40

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	For the	Accumulated from
	Three Months	July 21, 2011
	Ended	(Date of Inception)
	November 30,	to August 31,
	2011	2011
	$	$

Revenue	–	–

Expenses

General and administrative	1,155	2,308
Management fees (Note 4(b))	126,750	58,500
Professional fees	55,857	25,746
Rent	3,000	–
Travel	1,469	13,346

Total Expenses	(188,231)	(99,900)

Other Income (Expense)

Foreign exchange gain	2,390	–

Net Loss	(185,841)	(99,900)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.02)

Weighted Average Shares Outstanding	21,233,280	5,000,000

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the	Accumulated from
	Three Months	July 21, 2011
	Ended	(Date of Inception)
	November 30,	to August 31,
	2011	2011
	$	$

Operating Activities

Net loss	(185,841)	(99,900)

Adjustment to reconcile net loss to net cash used in operating activities:

Shares issued for services	–	50,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	57,167	25,000
Due to related parties	128,250	24,940

Net Cash (Used In) Provided by Operating Activities	(424)	40

Investing Activities

Cash acquired on reverse capitalization	773	–

Net Cash Provided by Investing Activities	773	–

Increase in Cash	349	40

Cash - Beginning of Period	40	–

Cash - End of Period	389	40

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011

(Expressed in U.S. Dollars)

(Unaudited)

1.      Nature of Operations and Going Concern

Pioneer Exploration Inc. (the “Company”) was incorporated in the State of Nevada on June 9, 2005. On October 28, 2011, the Company closed a reverse capitalization transaction with IBA Green Inc. (“IBA”), a privately-held company incorporated on July 21, 2011, under the laws of the State of Delaware. In accordance with the reverse capitalization, the Company issued 38,500,000 shares of common stock to the shareholder of IBA in exchange for 100% of the issued and outstanding shares of common stock of IBA.

The Company is a Development Stage Company, as defined by Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Enterprises. The Company’s past and planned future principal business is providing the safe disposal of waste products by creating commercially viable green products.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2011, the Company has a working capital deficiency of $549,331 and has accumulated losses of $599,096 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      Summary of Significant Accounting Policies

a)     Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IBA Green Inc., a company incorporated in the State of Delaware. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is August 31. These financial statements present the net assets and operations of IBA Green Inc. from the periods from inception on July 21, 2011 to November 30, 2011 since the net assets and operations of IBA Green Inc. are deemed to be the continuing entity for accounting purposes under the terms of the acquisition described in Note 3. Accordingly, IBA Green Inc. is deemed to have acquired the net assets and operations of Pioneer Exploration Inc. on October 28, 2011. The comparative figures as at and for the period ended August 31, 2011 are those of IBA Green Inc. alone.

b)     Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2011, included in the Company’s Annual Report on Form 10-K filed on December 14, 2011 with the SEC.

c)     Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recovery of financial assets, donated expenses, deferred income tax asset valuation allowances, and fair value measurements. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011

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

f)      Patents

Patents are stated at cost and have a definite life. Once the Company receives patent approval, amortization is calculated using the straight-line method over the remaining life of the patents.

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

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties and convertible notes payable.

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011

(Expressed in U.S. Dollars)

(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

g)     Financial Instruments and Fair Value Measurements (continued)

Pursuant to ASC 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of accounts payable, convertible notes payable and amounts due to related parties approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of November 30, 2011 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	November 30,
	(Level 1) $	(Level 2) $	(Level 3) $	2011 $
Assets:
Cash	389	–	–	389

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

j)      Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of other comprehensive income and its components in the financial statements. During the periods ended November 30, 2011 and August 31, 2011, the Company had no items that represent other comprehensive income.

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011

(Expressed in U.S. Dollars)

(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

k)     Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at November 30, 2011, the Company had 521,667 potentially dilutive shares outstanding.

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

m)   Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.     Acquisition of IBA Green Inc.

On October 28, 2011, the Company acquired 100% of IBA Green Inc. (“IBA”) in exchange for 38,500,000 shares of common stock (the “Acquisition”). IBA’s past and planned future principal business is providing the safe disposal of waste products by creating commercially viable green products.

The former shareholder of IBA held 77% of the total issued and outstanding common shares of the Company immediately following the Acquisition. The Acquisition was a capital transaction in substance and therefore has been accounted for as a reverse capitalization, which is outside the scope ASC 805, Business Combinations. Under reverse capitalizationaccounting, IBA is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the historical accounts of IBA since inception.

The comparative figures as at August 31, 2011 and for the period from inception on July 21, 2011 to August 31, 2011 are those of IBA Green Inc. and IBA Green Inc. is deemed to be the continuing entity for accounting purposes.

The assets acquired and liabilities assumed from Pioneer are as follows:

$

Cash	773
Note receivable	–
Accounts payable	(111,068)
Accrued liabilities	(32,296)
Convertible notes payable	(171,000)

Net liabilities assumed	(313,591)

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2011

(Expressed in U.S. Dollars)

(Unaudited)

1.       Related Party Transactions

a)    As at November 30, 2011, the Company is indebted to the President of the Company and a company under common control for $153,190 (August 31, 2011 - $24,940), representing management fees and expenditures paid on behalf of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

b)    During the period ended November 30, 2011, the Company incurred management fees of $126,750 provided by an officer of the Company.

2.       Note Receivable

On October 28, 2011, the Company acquired a CDN$100,000 non-interest bearing promissory note due May 31, 2010, as part of the Acquisition transaction. As at November 30, 2011, the Company has not yet received payment. The Company believes ultimate collection of the amount receivable is not reasonably assured and, therefore, has recorded an allowance against the balance at November 30, 2011.

3.       Convertible Notes Payable

a)     On October 28, 2011, the Company assumed a $50,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on November 20, 2008, and is convertible into 200,000 common shares of the Company at $0.25 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

b)    On October 28, 2011, the Company assumed a $50,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on February 19, 2009, and is convertible into 41,667 common shares of the Company at $1.20 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

c)     On October 28, 2011, the Company assumed a $36,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on May 15, 2009, and is convertible into 20,000 common shares of the Company at $1.80 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

d)    On October 28, 2011, the Company assumed a $15,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on May 6, 2011, and is convertible into 60,000 common shares of the Company at $0.25 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

e)    On October 28, 2011, the Company assumed a $10,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on July 14, 2011, and is convertible into 100,000 common shares of the Company at $0.10 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

f)     On October 28, 2011, the Company assumed a $10,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on August 23, 2011, and is convertible into 100,000 common shares of the Company at $0.10 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

4.     Common Stock

On October 28, 2011, the Company completed a share exchange agreement whereby the Company acquired 5,000,000 of the issued and outstanding common shares of IBA. As part of the share exchange agreement, the Company issued 38,500,000 shares of common stock of the Company to the shareholder of IBA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Pioneer’s financial condition, changes in financial condition and results of operations for the three months ended November 30, 2011 should be read in conjunction with Pioneer’s unaudited financial statements and related notes for the three months ended November 30, 2011.

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

Financial Condition

As at November 30, 2011, Pioneer had a cash balance of $389. During the 12 month period following the date of this current report, management anticipates that neither Pioneer nor IBA Green will generate any revenue. Accordingly, Pioneer will be required to obtain financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding Pioneer’s plan of operations as it does not have tangible assets to secure any debt financing. Rather management anticipates that additional funding will be in the form of equity financing from the sale of Pioneer’s common stock. If Pioneer is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Pioneer. However, management does not have any financing from the sale of Pioneer’s common stock to finance the plan of operations. In the absence of such financing, Pioneer will not be able to implement its plan of operations and the business plan will fail.

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

As at November 30, 2011, Pioneer had cash of $389 and a working capital deficit of $549,331. Accordingly, Pioneer will require additional financing in the amount of $596,942 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Risk Factors

Pioneer is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item. An investment in Pioneer’s common stock involves a number of very significant risks. For a general overview of some of these risk factors prospective investors should refer to the risk factors disclosed in Pioneer’s Form SB-2/A filed on February 20, 2007 and Pioneer’s Form 10-KSB filed on December 11, 2007.

Liquidity and Capital Resources

Cash and Working Capital

As at November 30, 2011, Pioneer had cash of $389 and a working capital deficit of $549,331, compared to cash of $40 and working capital deficit of $49,900 as at August 31, 2011. The increase in the working capital deficit was primarily due to an increase in accounts payable, accrued liabilities, convertible notes payable, and the amount due to related parties. Assets consisted solely of $389 in cash and the liabilities consisted of $112,355 in accounts payable, $113,175 in accrued liabilities, $171,000 in convertible notes payable, and $153,190 due to related parties.

Pioneer will need to raise additional capital to execute its plan of operation. As described above, for the next 12 months Pioneer plans on securing contracts for the purpose of acquiring IBA’s and converting the IBA’s into commercially viable products, testing and stabilizing IBA, developing IBA Aggregates, designing and building production equipment, and testing and manufacturing IBA Aggregates, all at an estimated cost of $3.50 million. If Pioneer does not receive sufficient funding on a timely basis, it could have a material adverse effect on its liquidity, financial condition and business prospects. Additionally, if Pioneer receives funding, it may be on terms that are not favorable to Pioneer and its stockholders. There are no assurances that Pioneer will be able to achieve further sales of its common stock or any other form of additional financing. If Pioneer is unable to achieve the financing necessary to continue its plan of operations, then Pioneer will not be able to continue with the development of its assets, and its business will fail.

Net Cash (Used in) Provided by Operating Activities

Pioneer used net cash of $424 in operating activities during the first three months of fiscal 2012 compared to net cash of $40 provided by operating activities during the fiscal year ended August 31, 2011. The decrease in the operating activities was principally a result of a decrease of $50,000 for shares issued for services, which was offset by an increase of $32,167 in accounts payable and accrued liabilities and an increase of $103,310 due to related parties.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $773 for the first three months of fiscal 2012 compared to net cash of $nil provided by operating activities during the fiscal year ended August 31, 2011. The increase in the investing activities was a result of an increase of $773 in cash acquired on reverse capitalization.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $nil for the first three months of fiscal 2012 compared to net cash of $nil provided by operating activities during the fiscal year ended August 31, 2011.

Results of Operations – Three months ended November 30, 2011

References to the discussion below to fiscal 2012 are to Pioneer’s current fiscal year, which will end on August 31, 2012. References to fiscal 2011 are to Pioneer’s fiscal year ended August 31, 2011.

	For the Three Months Ended November 30, 2011 $	Accumulated from July 21, 2011 (Date of Inception) to August 31, 2011 $

Revenue	–	–

Expenses

General and administrative	1,155	2,308
Management fees	126,750	58,500
Professional fees	55,857	25,746
Rent	3,000	-
Travel	1,469	13,346

Total Expenses	(188,231)	(99,900)

Other Income

Foreign exchange gain	2,390	-

Net Loss	(185,841)	(99,900)

General and Administrative

General and administrative expenses are the general office and operational expenses of Pioneer. They include bank charges, filing and transfer agent fees, and website costs.

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

Going Concern

Pioneer has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons Pioneer’s auditors stated in their report for the year-end August 31, 2011 that they have substantial doubt Pioneer will be able to continue as a going concern.

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

Pioneer had no contingencies or long-term commitments at November 30, 2011.

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

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Pioneer regularly evaluates estimates and assumptions related to the recovery of financial assets, donated expenses, deferred income tax asset valuation allowances, and fair value measurements. Pioneer bases its estimates and assumptions on current facts, historical experience and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Pioneer may differ materially and adversely from Pioneer’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Patents

Patents are stated at cost and have a definite life. Once Pioneer receives patent approval, amortization is calculated using the straight-line method over the remaining life of the patents.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Pioneer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of November 30, 2011.

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

Changes in Internal Controls over Financial Reporting

There were no changes in Pioneer’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended November 30, 2011, that materially affected, or are reasonably likely to materially affect, Pioneer’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Pioneer did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Pioneer did not sell any unregistered equity securities, with the exception of the following:

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

Pioneer has adopted a new code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. Pioneer undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact Pioneer at (877) 700-0422 to request a copy of Pioneer’s code of ethics. Management believes Pioneer’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 6. Exhibits

(a)               Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Pioneer’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-135743.

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
3.2	By-Laws, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
10.1	Property Purchase Agreement dated August 25, 2005, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
10.2	Declaration of Trust, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
10.3	Geological Report on the Pipe Claims, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
10.4	Letter Agreement dated November 5, 2008 between Pioneer Exploration Inc. and Scott Macleod, filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 13, 2008, and incorporated herein by reference.	Filed
10.5	Letter Agreement dated November 5, 2008 between Pioneer Exploration Inc. and Ian McGavney, filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 13, 2008, and incorporated herein by reference.	Filed
10.6	Share Purchase Agreement dated November 20, 2008 between Pioneer Exploration Inc. and Scott Macleod, filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 26, 2008, and incorporated herein by reference.	Filed
10.7	Share Purchase Agreement dated November 20, 2008 between Pioneer Exploration Inc. and Ian McGavney, filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 26, 2008, and incorporated herein by reference.	Filed
10.8	Promissory Note dated November 20, 2008 given to Tiger Ventures Group Ltd. by Pioneer Exploration Inc., filed as an exhibit to Pioneer’s Form 10-K (Annual Report) filed on December 2, 2008, and incorporated herein by reference.	Filed
10.9	Promissory Note dated February 19, 2009 given to Blue Cove Holdings Inc. by Pioneer Exploration Inc., filed as an exhibit to Pioneer’s Form 10-K (Annual Report) filed on December 10, 2009, and incorporated herein by reference.	Filed
10.10	Promissory Note dated May 15, 2009 given to Blue Cove Holdings Inc. by Pioneer Exploration Inc., filed as an exhibit to Pioneer’s Form 10-K (Annual Report) filed on December 10, 2009, and incorporated herein by reference.	Filed
10.11	Share Purchase Agreement and Promissory Note dated November 30, 2009 between Pioneer Exploration Inc. and Skye Capital Corporation, filed as an exhibit to Pioneer’s Form 10-K (Annual Report) filed on December 10, 2009, and incorporated herein by reference.	Filed
10.12	Letter Agreement dated October 7, 2011 between Pioneer and Angelo Scola, filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on October 12, 2011, and incorporated herein by reference	Filed
10.13	Share Purchase Agreement dated October 28, 2011 between Pioneer and Angelo Scola, filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 1, 2011, and incorporated herein by reference	Filed
14	Code of Ethics, filed as an exhibit to Pioneer’s Form 10-Q (Quarterly Report) filed on April 16, 2008, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Disclosure Committee Charter, filed as an exhibit to Pioneer’s Form 10-Q (Quarterly Report) filed on April 20, 2009, and incorporated herein by reference.	Filed
101 *	Financial statements from the quarterly report on Form 10-Q of Pioneer Exploration Inc. for the quarter ended November 30, 2011, formatted in XBRL: (ii) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; and (iii) the Consolidated Statements of Cash Flows.	u

* In accordance with Rule 406T of Regulation S-T, the XBRL (“eXtensible Business Reporting Language”) related information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Pioneer Exploration Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Pioneer Exploration Inc.

By:	/s/ Angelo Scola
Dated:	January 24, 2012
Name:	Angelo Scola
Title:	CEO and CFO
(Principal Executive Officer and Principal Financial Officer)