Form 10-Q/A
period 2011-11-30
Pioneer Exploration Inc.
filed 2012-04-11
CIK 1364123

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

Pioneer Exploration Inc.

Form 10-Q/A

1st Amendment

EXPLANATORY NOTE

This Form 10-Q/A – 1st Amendment for the quarterly period ended November 30, 2011, which was originally filed on January 27, 2012 (the “Report”), is being filed to revise Part I to (1) revise the financial statements, (2) correct certain inconsistencies in Item 4 – Controls and Procedures, and (3) amend references to management.

This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided in this amendment, and this amendment continues to speak as of the date of the Report. Pioneer Exploration Inc. has not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended. Accordingly, this Form 10-Q/A should be read in conjunction with Pioneer Exploration Inc.’s filings made with the SEC subsequent to the filing of the original Form 10-Q on January 27, 2012 (SEC Accession No. 0001471242-12-000124).

part I – financial information

Item 1. Financial Statements.

pioneer exploration inc.

(A Development Stage Company)

consolidated FINANCIAL STATEMENTS

November 30, 2011

(Unaudited)

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	November 30, 2011 $	August 31, 2011 $
	(Unaudited)	(Unaudited – See Note 3)
ASSETS

Cash	389	3,234

Total Assets	389	3,234

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	112,355	19,298
Accrued liabilities	113,175	57,300
Convertible notes payable (Note 6)	171,000	171,000
Due to related parties (Note 4(a))	153,190	116,550

Total Liabilities	549,720	364,148

Going Concern (Note 1)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value 49,764,500 (August 31, 2011 – 11,264,500) shares issued and outstanding	49,765	49,765

Additional Paid-In Capital	–	-

Deficit Accumulated During the Development Stage	(599,096)	(410,679)

Total Stockholders’ Deficit	(549,331)	(360,914)

Total Liabilities and Stockholders’ Deficit	389	3,234

(The accompanying notes are an integral part of these financial statements)

F-1

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

(The accompanying notes are an integral part of these financial statements)

F-2

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the	Accumulated from
	Three Months	July 21, 2011
	Ended	(Date of Inception)
	November 30,	to August 31,
	2011	2011
	$	$

Operating Activities

Net loss	(185,841)	(99,900)

Adjustment to reconcile net loss to net cash used in operating activities:

Shares issued for services	–	50,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	148,932	25,000
Due to related parties	36,640	24,940

Net Cash (Used In) Provided by Operating Activities	(269)	40

Investing Activities

Cash acquired on reverse capitalization	(2,576)	3,194

Net Cash Provided by Investing Activities	(2,576)	3,194

Increase in Cash	(2,845)	3,234

Cash - Beginning of Period	3,234	–

Cash - End of Period	389	3,234

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

F-3

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

a)      Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

b)      Long-Lived Assets

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

c)      Patents

Patents are stated at cost and have a definite life. Once the Company receives patent approval, amortization is calculated using the straight-line method over the remaining life of the patents.

d)      Financial Instruments and Fair Value Measurements

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

g)      Basic and Diluted Net Income (Loss) Per Share

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

h)      Stock-based Compensation

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

i)        Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

1.      Acquisition of IBA Green Inc.

On October 28, 2011, the Company acquired 100% of IBA Green Inc. (“IBA”) in exchange for 38,500,000 shares of common stock (the “Acquisition”). IBA’s past and planned future principal business is providing the safe disposal of waste products by creating commercially viable green products.

The former shareholder of IBA held 77% of the total issued and outstanding common shares of the Company immediately following the Acquisition. The Acquisition was a capital transaction in substance and therefore has been accounted for as a reverse capitalization, which is outside the scope ASC 805, Business Combinations. Under reverse capitalization accounting, IBA is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These consolidated financial statements include the accounts of the Company and the historical accounts of IBA since inception.

The comparative balance sheet as at August 31, 2011 is the combined balance sheet for the Company and IBA Green Inc. retroactively restated to give effect to the reverse capitalization and the comparative figures for the period from inception on July 21, 2011 to August 31, 2011 are those of IBA Green Inc. IBA Green Inc. is deemed to be the continuing entity for accounting purposes.

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

Plan of Operation

Neither Pioneer nor IBA Green have had any significant revenues generated from its business operations since inception. Angelo Scola, the Chief Executive Officer of Pioneer, expects that the revenues generated from IBA Green’s business for the next 12 months will not be enough for its required working capital. Until IBA Green is able to generate any consistent and significant revenue it will be required to raise additional funds by way of equity or debt financing.

At any phase, if IBA Green finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations. If IBA Green cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital.

To become profitable and competitive, IBA Green needs to continue to develop and advance the IBA Aggregates to a point where they can be sold commercially. To achieve this goal, Pioneer has prepared the following phases for its plan of operation for the next 12 months:

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

Financial Condition

As at November 30, 2011, Pioneer had a cash balance of $389. During the 12 month period following the date of this current report, Mr. Scola anticipates that neither Pioneer nor IBA Green will generate any revenue. Accordingly, Pioneer will be required to obtain financing in order to continue its plan of operations. Mr. Scola believes that debt financing will not be an alternative for funding Pioneer’s plan of operations as it does not have tangible assets to secure any debt financing. Rather Mr. Scola anticipates that additional funding will be in the form of equity financing from the sale of Pioneer’s common stock. If Pioneer is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Pioneer. However, Pioneer does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient financing from the sale of Pioneer’s common stock to finance the plan of operations. In the absence of such financing, Pioneer will not be able to implement its plan of operation and the business plan will fail.

In addition, Mr. Scola anticipates incurring the following expenses during the next 12 month period:

&	Mr. Scola anticipates spending approximately $3,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $36,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Pioneer’s regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

&	Mr. Scola anticipates spending approximately $12,000 in complying with Pioneer’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of Pioneer’s financial statements and completing its annual report, quarterly report, and current report filings with the SEC.

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

Results of Operations - Three months ended November 31, 2011

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

Future Financings

Mr. Scola anticipates continuing to rely on equity sales of Pioneer’s common stock in order to continue to fund its business operations. Issuances of additional common stock will result in dilution to Pioneer’s existing stockholders. There is no assurance that Pioneer will achieve any additional sales of its common stock or arrange for debt or other financing to fund its planned activities.

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

Critical Accounting Policies

Pioneer’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires Mr. Scola to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by Mr. Scola’s application of accounting policies. Mr. Scola believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of Pioneer’s financial statements is critical to an understanding of Pioneer’s financial statements.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires Mr. Scola to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Pioneer regularly evaluates estimates and assumptions related to the recovery of financial assets, donated expenses, deferred income tax asset valuation allowances, and fair value measurements. Pioneer bases its estimates and assumptions on current facts, historical experience and various other factors that Mr. Scola believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Pioneer may differ materially and adversely from Pioneer’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pioneer maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in Pioneer’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to Angelo Scola, Pioneer’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by Mr. Scola on the effectiveness of Pioneer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of November 30, 2011.

Based on that evaluation, Mr. Scola concluded, as of the end of the period covered by this report, that Pioneer’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was not accumulated or communicated to Mr. Scola to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in Pioneer’s internal controls over financial reporting during the quarter ended November 30, 2011, that materially affected, or are reasonably likely to materially affect, Pioneer’s internal control over financial reporting subsequent to the date of the last evaluation.

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

Share Purchase of IBA Green, Inc.

On October 28, 2011, the board of directors approved the Share Purchase Agreement with Angelo Scola for the purchase and sale of all of the issued and outstanding shares in the capital of IBA Green in consideration of the issuance of 38.5 million restricted shares in the capital of Pioneer to Scola. For the issuance of shares to Mr. Scola, Pioneer relied upon Section 4(2) of the Securities Act of 1933. Pioneer is satisfied that it has complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The issuance of shares was not a public offering and was not accompanied by any general advertisement or any general solicitation. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act of 1933or an applicable exemption from the registration requirements of the Securities Act of 1933. See Exhibit 10.13 – Share Purchase Agreement for more details.

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

Pioneer has adopted a new code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. Pioneer undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact Pioneer at (877) 700-0422 to request a copy of Pioneer’s code of ethics. Mr. Scola believes Pioneer’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 6. Exhibits

(a)             Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Pioneer’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-135743.

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
3.2	By-Laws, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
10.1	Property Purchase Agreement dated August 25, 2005, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
10.2	Declaration of Trust, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
10.3	Geological Report on the Pipe Claims, filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006, and incorporated herein by reference.	Filed
10.4	Letter Agreement dated November 5, 2008 between Pioneer Exploration Inc. and Scott Macleod, filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 13, 2008, and incorporated herein by reference.	Filed
10.5	Letter Agreement dated November 5, 2008 between Pioneer Exploration Inc. and Ian McGavney, filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 13, 2008, and incorporated herein by reference.	Filed
10.6	Share Purchase Agreement dated November 20, 2008 between Pioneer Exploration Inc. and Scott Macleod, filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 26, 2008, and incorporated herein by reference.	Filed
10.7	Share Purchase Agreement dated November 20, 2008 between Pioneer Exploration Inc. and Ian McGavney, filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 26, 2008, and incorporated herein by reference.	Filed
10.8	Promissory Note dated November 20, 2008 given to Tiger Ventures Group Ltd. by Pioneer Exploration Inc., filed as an exhibit to Pioneer’s Form 10-K (Annual Report) filed on December 2, 2008, and incorporated herein by reference.	Filed
10.9	Promissory Note dated February 19, 2009 given to Blue Cove Holdings Inc. by Pioneer Exploration Inc., filed as an exhibit to Pioneer’s Form 10-K (Annual Report) filed on December 10, 2009, and incorporated herein by reference.	Filed
10.10	Promissory Note dated May 15, 2009 given to Blue Cove Holdings Inc. by Pioneer Exploration Inc., filed as an exhibit to Pioneer’s Form 10-K (Annual Report) filed on December 10, 2009, and incorporated herein by reference.	Filed

10.11	Share Purchase Agreement and Promissory Note dated November 30, 2009 between Pioneer Exploration Inc. and Skye Capital Corporation, filed as an exhibit to Pioneer’s Form 10-K (Annual Report) filed on December 10, 2009, and incorporated herein by reference.	Filed
10.12	Letter Agreement dated October 7, 2011 between Pioneer and Angelo Scola, filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on October 12, 2011, and incorporated herein by reference	Filed
10.13	Share Purchase Agreement dated October 28, 2011 between Pioneer and Angelo Scola, filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 1, 2011, and incorporated herein by reference	Filed
14	Code of Ethics, filed as an exhibit to Pioneer’s Form 10-Q (Quarterly Report) filed on April 16, 2008, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Disclosure Committee Charter, filed as an exhibit to Pioneer’s Form 10-Q (Quarterly Report) filed on April 20, 2009, and incorporated herein by reference.	Filed
101 *	Financial statements from the quarterly report on Form 10-Q of Pioneer Exploration Inc. for the quarter ended November 30, 2011, formatted in XBRL: (ii) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; and (iii) the Consolidated Statements of Cash Flows.	Included

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

/s/ Angelo Scola

Dated: April 9, 2012 By:

Name: Angelo Scola

Title: CEO and CFO

(Principal Executive Officer and

Principal Financial Officer)

