Form 10-Q
period 2012-02-29
Pioneer Exploration Inc.
filed 2012-04-17
CIK 1364123

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

1st Amendment

(Mark One)

[ X ]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended February 29, 2012

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

[ ] Yes [ X ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 15, 2012
common stock - $0.001 par value	49,764,500

1

Pioneer Exploration Inc.

Form 10-Q

part I – financial information

Item 1. Financial Statements.

pioneer exploration inc.

(A Development Stage Company)

consolidated FINANCIAL STATEMENTS

February 29, 2012

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

Consolidated Balance Sheets                                                                         F-1

Consolidated Statements of Operations                                                                F-2

Consolidated Statements of Cash Flows                                                                    F-3

Notes to the Consolidated Financial Statements                                                   F-4

2

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	February 29, 2012 $	August 31, 2011 $
	(Unaudited)	(Unaudited – See Note 3)
ASSETS

Cash	43	3,234

Total Assets	43	3,234

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	163,404	19,298
Accrued liabilities	125,175	57,300
Convertible notes payable (Note 6)	171,000	171,000
Due to related parties (Note 4(a))	263,690	116,550

Total Liabilities	723,269	364,148

Going Concern (Note 1)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value 49,764,500 (August 31, 2011 – 11,264,500) shares issued and outstanding	49,765	49,765

Additional Paid-In Capital	–	-

Deficit Accumulated During the Development Stage	(772,991)	(410,679)

Total Stockholders’ Deficit	(723,226)	(360,914)

Total Liabilities and Stockholders’ Deficit	43	3,234

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	For the	Accumulated from
	Six Months	July 21, 2011
	Ended	(Date of Inception)
	February 29,	to August 31,
	2012	2011
	$	$

Revenue	–	–

Expenses

General and administrative	2,679	2,308
Management fees (Note 4(b))	279,940	58,500
Professional fees	83,506	25,746
Rent	12,000	–
Travel	1,469	13,346

Total Expenses	(379,594)	(99,900)

Other Income (Expense)

Foreign exchange gain	3,522	–

Net Loss	(376,072)	(99,900)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.02)

Weighted Average Shares Outstanding	21,233,280	5,000,000

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the	Accumulated from
	Six Months	July 21, 2011
	Ended	(Date of Inception)
	February 29,	to August 31,
	2012	2011
	$	$

Operating Activities

Net loss	(376,072)	(99,900)

Adjustment to reconcile net loss to net cash used in operating activities:

Shares issued for services	–	50,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	211,981	25,000
Due to related parties	163,390	24,940

Net Cash (Used In) Provided by Operating Activities	(701)	40

Investing Activities

Cash acquired on reverse capitalization	(2,576)	3,194

Net Cash Provided by Investing Activities	(2,576)	3,194

Increase in Cash	(2,845)	3,234

Cash - Beginning of Period	3,277	–

Cash - End of Period	43	3,234

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 29, 2012

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 29, 2012, the Company has a working capital deficiency of $739,519 and has accumulated losses of $789,241 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.        Summary of Significant Accounting Policies

a)      Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IBA Green Inc., a company incorporated in the State of Delaware. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is August 31. These financial statements present the net assets and operations of IBA Green Inc. from the periods from inception on July 21, 2011 to February 29, 2012 since the net assets and operations of IBA Green Inc. are deemed to be the continuing entity for accounting purposes under the terms of the acquisition described in Note 3. Accordingly, IBA Green Inc. is deemed to have acquired the net assets and operations of Pioneer Exploration Inc. on October 28, 2011. The comparative figures as at and for the period ended August 31, 2011 are those of IBA Green Inc. alone.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of February 29, 2012 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	February 29,
	(Level 1) $	(Level 2) $	(Level 3) $	2012 $
Assets:
Cash	43	–	–	43

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

j)        Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of other comprehensive income and its components in the financial statements. During the periods ended February 29, 2012 and August 31, 2011, the Company had no items that represent other comprehensive income.

2.      Summary of Significant Accounting Policies (continued)

g)      Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at February 29, 2012, the Company had 521,667 potentially dilutive shares outstanding.

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

1.        Related Party Transactions

a)      As at February 29, 2012, the Company is indebted to the President of the Company and a company under common control for $279,940 (August 31, 2011 - $24,940), representing management fees and expenditures paid on behalf of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

b)      During the period ended February 29, 2012, the Company incurred management fees of $126,750 provided by an officer of the Company.

2.        Note Receivable

On October 28, 2011, the Company acquired a CDN$100,000 non-interest bearing promissory note due May 31, 2010, as part of the Acquisition transaction. As at February 29, 2012, the Company has not yet received payment. The Company believes ultimate collection of the amount receivable is not reasonably assured and, therefore, has recorded an allowance against the balance at February 29, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Pioneer’s financial condition, changes in financial condition and results of operations for the six months ended February 29, 2012 should be read in conjunction with Pioneer’s unaudited financial statements and related notes for the three months ended February 29, 2012.

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

Financial Condition

As at February 29, 2012, Pioneer had a cash balance of $43. During the 12 month period following the date of this current report, Mr. Scola anticipates that neither Pioneer nor IBA Green will generate any revenue. Accordingly, Pioneer will be required to obtain financing in order to continue its plan of operations. Mr. Scola believes that debt financing will not be an alternative for funding Pioneer’s plan of operations as it does not have tangible assets to secure any debt financing. Rather Mr. Scola anticipates that additional funding will be in the form of equity financing from the sale of Pioneer’s common stock. If Pioneer is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Pioneer. However, Pioneer does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient financing from the sale of Pioneer’s common stock to finance the plan of operations. In the absence of such financing, Pioneer will not be able to implement its plan of operation and the business plan will fail.

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

As at February 29, 2012, Pioneer had cash of $43 and a working capital deficit of $723,226. Accordingly, Pioneer will require additional financing in the amount of $596,942 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at February 29, 2012, Pioneer had cash of $43 and a working capital deficit of $739,476, compared to cash of $40 and working capital deficit of $49,900 as at August 31, 2011.  The increase in the working capital deficit was primarily due to an increase in accounts payable, accrued liabilities, convertible notes payable, and the amount due to related parties.  Assets consisted solely of $43 in cash and the liabilities consisted of $163,404 in accounts payable, $125,175  in accrued liabilities, $171,000 in convertible notes payable, and $263,690 due to related parties.

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

Net Cash (Used in) Provided by Operating Activities

Pioneer used net cash of $424 in operating activities during the first six months of fiscal 2012 compared to net cash of $40 provided by operating activities during the fiscal year ended August 31, 2011. The decrease in the operating activities was principally a result of a decrease of $50,000 for shares issued for services, which was offset by an increase of $32,167 in accounts payable and accrued liabilities and an increase of $126,250 due to related parties.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $773 for the first six months of fiscal 2012 compared to net cash of $nil provided by operating activities during the fiscal year ended August 31, 2011. The increase in the investing activities was a result of an increase of $773 in cash acquired on reverse capitalization.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $nil for the first six months of fiscal 2012 compared to net cash of $nil provided by operating activities during the fiscal year ended August 31, 2011.

Results of Operations – Six months ended February 29, 2012

References to the discussion below to fiscal 2012 are to Pioneer’s current fiscal year, which will end on August 31, 2012. References to fiscal 2011 are to Pioneer’s fiscal year ended August 31, 2011.

	For the Three Months Ended February 29, 2012 $	Accumulated from July 21, 2011 (Date of Inception) to August 31, 2011 $

Revenue	–	–

Expenses

General and administrative	2,679	2,308
Management fees	279,940	58,500
Professional fees	83,506	25,746
Rent	12,000	-
Travel	1,469	13,346

Total Expenses	(379,594)	(99,900)

Other Income

Foreign exchange gain	3,522	-

Net Loss	(376,072)	(99,900)

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

Pioneer had no contingencies or long-term commitments at February 29, 2012.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by Mr. Scola on the effectiveness of Pioneer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of February 29, 2012.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in Pioneer’s internal controls over financial reporting during the quarter ended February 29, 2012, that materially affected, or are reasonably likely to materially affect, Pioneer’s internal control over financial reporting subsequent to the date of the last evaluation.

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

Pioneer has adopted a new code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. Pioneer undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact Pioneer at (877) 700-0422 to request a copy of Pioneer’s code of ethics. Mr. Scola believes Pioneer’s code of ethics is reasonably designed to determined wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

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

Dated: April 15, 2012 By:

Name: Angelo Scola

Title: CEO and CFO

(Principal Executive Officer and

Principal Financial Officer)

