Form 10-Q
period 2012-05-31
Pioneer Exploration Inc.
filed 2012-07-16
CIK 1364123

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended May 31, 2012

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

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 13, 2012
common stock - $0.001 par value	49,764,500

Pioneer Exploration Inc.

(A Development Stage Company)

May 31, 2012

(Unaudited)

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Financial Statements	F-4

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	May 31, 2012 $	August 31, 2011 $
	(Unaudited)
ASSETS

Cash	11	40

Total Assets	11	40

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	272,287	25,000
Convertible notes payable (Note 6)	171,000	–
Loan payable (Note 7)	21,694	–
Due to related parties (Note 4(a))	408,864	24,940

Total Liabilities	873,845	49,940

Going Concern (Note 1)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–
No shares issued and outstanding
Common Stock, 65,000,000 shares authorized, $0.001 par value 49,764,500 (August 31, 2011 - 11,264,500) shares issued and outstanding	49,765	50,000

Deficit Accumulated During the Development Stage	(923,599)	(99,900)

Total Stockholders’ Deficit	(873,834)	(49,900)

Total Liabilities and Stockholders’ Deficit	11	40

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	For the	For the	Accumulated from
	Three Months	Nine Months	July 21, 2011
	Ended	Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2012	2012	2012
	$	$	$

Revenue	–	–	–

Expenses

Consulting fees	22,500	22,500	22,500
General and administrative	3,382	6,061	8,369
Management fees (Note 4(b))	101,935	381,875	440,375
Professional fees	(1,781)	81,725	107,471
Rent	9,000	21,000	21,000
Travel	–	1,469	14,815

Total Expenses	(135,036)	(514,630)	(614,530)

Other Income

Foreign exchange gain	764	4,286	4,286

Net Loss	(134,272)	(510,344)	(610,244)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.01)

Weighted Average Shares Outstanding	49,764,500	40,288,803

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the	Accumulated from
	Nine Months	July 21, 2011
	Ended	(Date of Inception)
	May 31,	to May 31,
	2012	2012
	$	$

Operating Activities

Net loss	(510,344)	(610,244)

Adjustment to reconcile net loss to net cash used in operating activities:

Shares issued for services	–	50,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	103,924	128,924
Due to related parties	405,618	430,558

Net Cash Used In Operating Activities	(802)	(762)

Investing Activities

Cash acquired on reverse capitalization	773	773

Net Cash Provided by Investing Activities	773	773

Increase (Decrease) in Cash	(29)	11

Cash - Beginning of Period	40	–

Cash - End of Period	11	11

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

1.	Nature of Operations and Going Concern

Pioneer Exploration Inc. (the “Company”) was incorporated in the State of Nevada on June 9, 2005. On October 28, 2011, the Company closed a reverse capitalization transaction with IBA Green Inc. (“IBA”), a privately-held company incorporated on July 21, 2011, under the laws of the State of Delaware (see Note 3). In accordance with the reverse capitalization, the Company issued 38,500,000 shares of common stock to the shareholder of IBA in exchange for 100% of the issued and outstanding shares of common stock of IBA.

The Company is a Development Stage Company, as defined by Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Enterprises. The Company’s past and planned future principal business is providing the safe disposal of waste products by creating commercially viable green products.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2012, the Company has a working capital deficiency of $873,834 and has an accumulated deficit of $923,559 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IBA Green Inc., a company incorporated in the State of Delaware. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is August 31. These financial statements present the net assets and operations of IBA Green Inc. from the periods from inception on July 21, 2011 to May 31, 2012 since the net assets and operations of IBA Green Inc. are deemed to be the continuing entity for accounting purposes under the terms of the acquisition described in Note 3. Accordingly, IBA Green Inc. is deemed to have acquired the net assets of Pioneer Exploration Inc. on October 28, 2011. The comparative figures as at and for the period ended August 31, 2011 are those of IBA Green Inc. alone.

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

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recovery of financial assets, donated expenses, deferred income tax asset valuation allowances and fair value measurements. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties, loan payable and convertible notes payable.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of May 31, 2012 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	May 31,
	(Level 1) $	(Level 2) $	(Level 3) $	2012 $
Assets:
Cash	11	–	–	11

As at May 31, 2012, there were no liabilities presented on the Company’s balance sheet on a recurring basis.

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

ASC 220, Comprehensive Income establishes standards for the reporting and display of other comprehensive income and its components in the financial statements. During the periods ended May 31, 2012 and August 31, 2011, the Company had no items that represent other comprehensive income.

2.	Summary of Significant Accounting Policies (continued)
k)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at May 31, 2012, the Company had 521,667 potentially dilutive shares outstanding.

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

The former shareholder of IBA held 77% of the total issued and outstanding common shares of the Company immediately following the Acquisition. The Acquisition was a capital transaction in substance and therefore has been accounted for as a reverse capitalization, which is outside the scope ASC 805, Business Combinations. Under reverse capitalization accounting, IBA is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of IBA since inception.

The comparative figures as at August 31, 2011 and for the period from inception on July 21, 2011 to August 31, 2011 are those of IBA Green Inc. and IBA Green Inc. is deemed to be the continuing entity for accounting purposes.

The assets acquired and liabilities assumed from Pioneer are as follows:

$

Cash	773
Accounts payable	(111,068)
Accrued liabilities	(32,296)
Convertible notes payable	(171,000)

Net liabilities assumed	(313,591)

4.	Related Party Transactions
a)	As at May 31, 2012, the Company is indebted to the President of the Company and a company under common control for $408,864 (August 31, 2011 - $24,940), representing management fees and expenditures paid on behalf of the Company. These amounts are unsecured, non-interest bearing, and due on demand.
b)	During the period ended May 31, 2012, the Company incurred management fees of $381,875 provided by an officer of the Company.

5.	Note Receivable

On October 28, 2011, the Company acquired a CDN$100,000 non-interest bearing promissory note due May 31, 2010, as part of the Acquisition transaction. As at May 31, 2012, the Company has not yet received payment. The Company believes ultimate collection of the amount receivable is not reasonably assured and, therefore, has recorded an allowance against the balance at May 31, 2012.

6.	Convertible Notes Payable
a)	On October 28, 2011, the Company assumed a $50,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on November 20, 2008, and is convertible into 200,000 common shares of the Company at $0.25 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.
b)	On October 28, 2011, the Company assumed a $50,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on February 19, 2009, and is convertible into 41,667 common shares of the Company at $1.20 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.
c)	On October 28, 2011, the Company assumed a $36,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on May 15, 2009, and is convertible into 20,000 common shares of the Company at $1.80 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.
d)	On October 28, 2011, the Company assumed a $15,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on May 6, 2011, and is convertible into 60,000 common shares of the Company at $0.25 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.
e)	On October 28, 2011, the Company assumed a $10,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on July 14, 2011, and is convertible into 100,000 common shares of the Company at $0.10 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.
f)	On October 28, 2011, the Company assumed a $10,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on August 23, 2011, and is convertible into 100,000 common shares of the Company at $0.10 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

7.	Loan Payable

At May 31, 2012, the Company owed $21,694 (CDN - $22,000) (August 31, 2011 - $nil) to a former Director of the Company. The loan is unsecured, non-interest bearing and due on demand.

8.	Common Stock

On October 28, 2011, the Company completed a share exchange agreement whereby the Company acquired 5,000,000 of the issued and outstanding common shares of IBA. As part of the share exchange agreement, the Company issued 38,500,000 shares of common stock of the Company to the shareholder of IBA.

Pioneer Exploration Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Pioneer's financial condition, changes in financial condition and results of operations for the nine months ended May 31, 2012 should be read in conjunction with Pioneer's unaudited financial statements and related notes for the nine months ended May 31, 2012.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Pioneer's capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding Pioneer's ability to carry out its planned exploration programs on its mineral properties. Forward-looking statements are made, without limitation, in relation to Pioneer's operating plans, Pioneer's liquidity and financial condition, availability of funds, operating and exploration costs and the market in which Pioneer competes. Any statements contained herein that are not statements of historical facts may be deemed to be forward looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Pioneer files with the SEC. These factors may cause Pioneer’s actual results to differ materially from any forward-looking statement. Pioneer disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

Pioneer was incorporated in the State of Nevada on June 9, 2005.

IBA Green, Inc. was incorporated in the State of Delaware on July 21, 2011.

Pioneer is a holding company with its sole business being the management of IBA Green's business. IBA Green is a development stage company. IBA Green's principal business is the development and utilization of technology designed to be used in the treatment and conversion of incinerated bottom ash.

Currently, neither Pioneer nor IBA Green have any manufacturing facilities, operations, suppliers, products, or customers, nor any current means of generating revenues.

Plan of Operation

Neither Pioneer nor IBA Green have had any significant revenues generated from its business operations since inception. Management expects that the revenues generated from IBA Green's business for the next 12 months will not be enough for its required working capital. Until IBA Green is able to generate any consistent and significant revenue it will be required to raise additional funds by way of equity or debt financing.

At any phase, if IBA Green finds that it does not have adequate funds to complete a phase it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations. If IBA Green cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital.

To become profitable and competitive, IBA Green needs to continue to develop and advance the IBA Aggregates to a point where they can be sold commercially. To achieve this goal, Pioneer has prepared the following phases for its plan of operation for the next 12 months:

1. Phase One.

In Phase One IBA plans to (1) complete negotiations and sign contracts for the purpose of acquiring IBA's and converting the IBA 's into commercially viable products; and (2) obtain lab and office space.

IBA Green has budgeted $450,000 for this phase and expects it to take three months to complete, with completion expected within the first three months of IBA Green's plan of operation.

2. Phase Two.

In Phase Two IBA plans to (1) conduct and complete analytical laboratory testing on IBA's, including gathering and shipping the IBA samples and conducting initial characterization testing on the IBA samples; (2) develop the requisite chemistry to stabilize the IBA 's; (3) develop the IBA Aggregates and other products that are of the highest quality and represent the best use for the particular IBA; (4) begin the long-term environmental compliance testing; and (5) develop and market IBA Green's business.

The development of the IBA Green's business will consist of identifying potential viable target markets, producing a list of equipment required in the particular target markets, and identifying potential suppliers and equipment providers. Target markets will be identified based (a) the daily volume of ash produced at the generation facility and (b) the absorption market rate and price point of the product that can be manufactured.

Simultaneously, IBA Green will develop and populate its website (www.ibagreen.com) with information regarding its business and products.

IBA Green has budgeted $550,000 for this phase and expects it to take three months to complete, with completion expected within the first six months of IBA Green's plan of operation.

3. Phase Three

In Phase Three IBA plans to (1) retain production engineers and industrial engineers to design the equipment and line specification for a prototype that will convert the IBA's into IBA Aggregate or other products; (2) acquire the mechanical engineering hardware; (3) build and assemble a production prototype; and (4) further development and marketing IBA Green's business and products.

IBA Green has budgeted $500,000 for this phase and expects it to take three months to complete, with completion expected within the last six months of IBA Green’s plan of operation.

4. Phase Four

In Phase Four IBA plans to (1) set up the on-site manufacturing prototype for the conversion of the IBA's into IBA Aggregates and other products; (2) perform further testing on the IBA Aggregates and other products manufactured on-site to confirm they are the highest quality and best-use site specific to the particular IBA; (3) complete third party laboratory product testing for certification; and (4) continued development and marketing of IBA Green's business and products.

IBA Green has budgeted $2,000,000 for this phase and expects it to take three months to complete, with completion expectedwithin the last three months of IBA Green's plan of operation.

Financial Condition

As at May 31, 2012, Pioneer had a cash balance of $11. During the 12 month period following the date of this current report, management anticipates that neither Pioneer nor IBA Green will generate any revenue. Accordingly, Pioneer will be required to obtain financing in order to continue its plan of operations. Mr. Scola believes that debt financing will not be an alternative for funding Pioneer's plan of operations as it does not have tangible assets to secure any debt financing. Rather management anticipates that additional funding will be in the form of equity financing from the sale of Pioneer's common stock. If Pioneer is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Pioneer. However, Pioneer does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient financing from the sale of Pioneer's common stock to finance the plan of operations. In the absence of such financing, Pioneer will not be able to implement its plan of operation and the business plan will fail.

In addition, management anticipates incurring the following expenses during the next 12 month period:

Management anticipates spending approximately $3,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $36,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Pioneer's regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

Management anticipates spending approximately $12,000 in complying with Pioneer’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of Pioneer's financial statements and completing its annual report, quarterly report, and current report filings with the SEC.

As at May 31, 2012, Pioneer had cash of $11 and a working capital deficit of $873,834. Accordingly, Pioneer will require additional financing in the amount of $921,823 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Risk Factors

Pioneer is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item. An investment in Pioneer's common stock involves a number of very significant risks. For a general overview of some of these risk factors prospective investors should refer to the risk factors disclosed in Pioneer's Form SB-2/A filed on February 20, 2007 and Pioneer's Form 10-KSB filed on December 11, 2007.

Liquidity and Capital Resources

Cash and Working Capital

As at May 31, 2012 Pioneer had cash of $11 and a working capital deficit of $873,834, compared to cash of $40 and working capital deficit of $49,900 as at August 31, 2011. The increase in the working capital deficit was primarily due to an increase of accounts payable and accrued liabilities, convertible notes payable, loan payable and the amounts due to related parties. Assets consisted solely of $11 in cash and the liabilities consisted of $272,287 in accounts payable and accrued liabilities, $171,000 in convertible notes payable, $21,694 in loan payable and $408,864 in due to related parties.

Pioneer will need to raise additional capital to execute its plan of operation. As described above, for the next 12 months Pioneer plans on securing contracts for the purpose of acquiring IBA's and converting the IBA's into commercially viable products, testing and stabilizing IBA, developing IBA Aggregates, designing and building production equipment, and testing and manufacturing IBA Aggregates, all at an estimated cost of $3.50 million. If Pioneer does not receive sufficient funding on a timely basis, it could have a material adverse effect on its liquidity, financial condition and business prospects. Additionally, if Pioneer receives funding, it may be on terms that are not favorable to Pioneer and its stockholders. There are no assurances that Pioneer will be able to achieve further sales of its common stock or any other form of additional financing. If Pioneer is unable to achieve the financing necessary to continue its plan of operations, then Pioneer will not be able to continue with the development of its assets, and its business will fail.

Net Cash (Used in) Provided by Operating Activities

Pioneer used net cash of $802 in operating activities during the first nine months of fiscal 2012 compared to net cash of $40 provided by operating activities during the fiscal year ended August 31, 2011. The increase in cash used in operating activities was principally a result of a net loss in operations, which was offset by $50,000 for shares issued for services, an increase of $103,924 in accounts payable and accrued liabilities and an increase of $405,618 in due to related parties.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $773 for the first nine months of fiscal 2012 compared to net cash of $nil provided by investing activities during the fiscal year ended August 31, 2011. The increase in the investing activities was a result of an increase of $773 in cash acquired on reverse capitalization.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $nil for the first nine months of fiscal 2012 compared to net cash of $nil provided by financing activities during the fiscal year ended August 31, 2011.

Results of Operations - nine months ended May 31,2012

References to the discussion below to fiscal 2012 are to Pioneer's current fiscal year, which will end on August 31, 2012. References to fiscal 2011 are to Pioneer's fiscal year ended August 31, 2011.

	For the	For the	Accumulated from
	Three Months	Nine Months	July 21, 2011
	Ended	Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2012	2012	2012
	$	$	$

Revenue	–	–	–

Expenses

Consulting fees	22,500	22,500	22,500
General and administrative	3,382	6,061	8,369
Management fees	101,935	381,875	440,375
Professional fees	(1,781)	81,725	107,471
Rent	9,000	21,000	21,000
Travel	–	1,469	14,815

Total Expenses	(135,036)	(514,630)	(614,530)

Other Income

Foreign exchange gain	764	4,286	4,286

Net Loss	(134,272)	(510,344)	(610,244)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.01)

Weighted Average Shares Outstanding	49,764,500	40,288,803

General and Administrative

General and administrative expenses are the general office and operational expenses of Pioneer. They include bank charges, filing and transfer agent fees, and website costs.

Professional Fees

Professional expenses included legal, accounting and auditing expenses associated with Pioneer's corporate organization, the preparation of its financial statements, and its ongoing reporting obligations under the Securities Exchange Act of 1934.

Foreign Exchange

Foreign exchange consists of foreign exchange gains and losses that arise from settling transactions undertaken by Pioneer in currencies other than the US dollar.

Going Concern

Pioneer has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons Pioneer's auditors stated in their report for the year-end August 31, 2011 that they have substantial doubt Pioneer will be able to continue as a going concern.

Future Financings

Management anticipates continuing to rely on equity sales of Pioneer's common stock in order to continue to fund its business operations. Issuances of additional common stock will result in dilution to Pioneer's existing stockholders. There is no assurance that Pioneer will achieve any additional sales of its common stock or arrange for debt or other financing to fund its planned activities.

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

Pioneer had no contingencies or long-term commitments at May 31, 2012.

Disclosure of Contractual Obligations

Pioneer is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Critical Accounting Policies

Pioneer's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by Management’s application of accounting policies. Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of Pioneer’s financial statements is critical to an understanding of Pioneer’s financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pioneer maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the " Exchange Act"), that are designed to ensure that information required to be disclosed in Pioneer's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to Angelo Scola, Pioneer's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management on the effectiveness of Pioneer's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2012.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Pioneer's disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was not accumulated or communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in Pioneer's internal controls over financial reporting during the quarter ended May 31, 2012, that materially affected, or are reasonably likely to materially affect, Pioneer's internal control over financial reporting subsequent to the date of the last evaluation.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Pioneer is not a party to any pending legal proceedings and, to the best of Pioneer’s knowledge, none of Pioneer's property or assets are the subject of any pending legal proceedings.

Item lA. Risk Factors.

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

Share Purchase of IBA Green, Inc.

On October 28, 2011, the board of directors approved the Share Purchase Agreement with Angelo Scola for the purchase and sale of all of the issued and outstanding shares in the capital of IBA Green in consideration of the issuance of38.5 million restricted shares in the capital of Pioneer to Scola. For the issuance of shares to Mr. Scola, Pioneer relied upon Section 4(2) of the Securities Act of 1933. Pioneer is satisfied that it has complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The issuance of shares was not a public offering and was not accompanied by any general advertisement or any general solicitation. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act of 1933or an applicable exemption from the registration requirements of the Securities Act of 1933. See Exhibit 10.13- Share Purchase Agreement for more details.

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

Pioneer has adopted a new code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14- Code of Ethics for more information. Pioneer undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact Pioneer at (877) 700-0422 to request a copy of Pioneer's code of ethics. Management believes Pioneer’s code of ethics is reasonably designed to determined wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Pioneer’s previous filings with the SEC. which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number

333-135743.

Exhibit 3.1	Description Articles of Incorporation. filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on	Status Filed
July 13. 2006 and incorporated herein by reference.
3.2	By-Laws filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13. 2006. and incorporated herein by reference.	Filed
10.1	Property Purchase Agreement dated August 25. 2005 filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13. 2006 and incorporated herein by reference.	Filed
10.2	Declaration of Trust. filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July	Filed
13. 2006. and incorporated herein by reference.
10.3	Geological Report on the Pipe Claims. filed as an exhibit to Pioneer’s registration statement on Form	Filed
SB-2 filed on July 13. 2006 and incorporated herein by reference.
10.4	Letter Agreement dated November 5. 2008 between Pioneer Exploration Inc. and Scott Macleod. filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 13. 2008. and incorporated herein by reference.	Filed
10.5	Letter Agreement dated November 5. 2008 between Pioneer Exploration Inc. and Ian McGavney filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 13. 2008 and incorporated herein by reference.	Filed
10.6	Share Purchase Agreement dated November 20. 2008 between Pioneer Exploration Inc. and Scott Macleod. filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 26. 2008. and incorporated herein by reference.	Filed
10.7	Share Purchase Agreement dated November 20. 2008 between Pioneer Exploration Inc. and Ian McGavney. filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 26. 2008 and incorporated herein by reference.	Filed
10.8	Promissory Note dated November 20. 2008 given to Tiger Ventures Group Ltd. by Pioneer Exploration Inc.• filed as an exhibit to Pioneer’s Form 10-K (Annual Report) filed on December 2. 2008 and incorporated herein by reference.	Filed
10.9	Promissory Note dated February 19. 2009 given to Blue Cove Holdings Inc. by Pioneer Exploration Inc.• filed as an exhibit to Pioneer’s Form 10-K (Annual Report) filed on December 10. 2009. and incorporated herein by reference.	Filed
10.10	Promissory Note dated May 15. 2009 given to Blue Cove Holdings Inc. by Pioneer Exploration Inc.. filed as an exhibit to Pioneer’s Form 10-K (Annual Report) filed on December 10. 2009. and incorporated herein by reference.	Filed
10.11	Share Purchase Agreement and Promissory Note dated November 30. 2009 between Pioneer Exploration Inc. and Skye Capital Corporation. filed as an exhibit to Pioneer’s Form 10-K (Annual Report) filed on December 10. 2009. and incorporated herein by reference.	Filed
10.12	Letter Agreement dated October 7. 2011 between Pioneer and Angelo Scola filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on October 12. 2011. and incorporated herein by reference	Filed
10.13	Share Purchase Agreement dated October 28. 2011 between Pioneer and Angelo Scola filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on November 1. 2011. and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Pioneer's Form 10-Q (Quarterly Report) filed on Aprill6, 2008	Filed
and incorporated herein by reference.
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	Included
99.1	Disclosure Committee Charter, filed as an exhibit to Pioneer's Form 10-Q (Quarterly Report) filed on April 20, 2009, and incorporated herein by reference.	Filed
101 *	Financial statements from the quarterly report on Form I 0-Q of Pioneer Exploration Inc. for the quarter	Included
ended May 28, 2012 formatted in XBRL: (ii) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; and (iii) the Consolidated Statements of Cash Flows.

*In accordance with Rule 406T of Regulation S-T, the XBRL ("eXtensible Business Reporting Language") related information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Pioneer Exploration Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Pioneer Exploration Inc.

Dated:	July 16, 2012
By:	/s/ Angelo Scola
Name:	Angelo Scola
Title:	CEO and CFO
(Principal Executive Officer and Principal Financial Officer)

Exhibit 31

Pioneer Exploration Inc.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Angelo Scola, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ending May 31, 2012 of Pioneer Exploration Inc.;

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

Dated:	July 16, 2012
By:	/s/ Angelo Scola
Name:	Angelo Scola
Title:	Chief Executive Officer

Exhibit 31

Pioneer Exploration Inc.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Angelo Scola, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ending May 31, 2012 of Pioneer Exploration Inc.;

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

Dated:	July 16, 2012
By:	/s/ Angelo Scola
Name:	Angelo Scola
Title:	Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending May 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Angelo Scola, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	July 16, 2012
By:	/s/ Angelo Scola
Name:	Angelo Scola
Title:	Chief Executive Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pioneer Exploration Inc. (the “Company”) on Form 10-Q for the period ending May 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Angelo Scola, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	July 16, 2012
By:	/s/ Angelo Scola
Name:	Angelo Scola
Title:	Chief Financial Officer