Form 10-K
period 2012-08-31
Pioneer Exploration Inc.
filed 2012-12-21
CIK 1364123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-53784

PIONEER EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	98-0491551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Newport Boulevard, Suite 190 Newport Beach, California	92663
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (877) 700-0422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
____________	____________

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ] Yes   [X] No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes   [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes   [X]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,923,955 ($0.79X 8,764,500) as of February 28, 2012

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 14, 2012
common stock - $0.001 par value	49,764,500

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation) and Exhibit 3.2 (By-laws) both filed as exhibits to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006; Exhibit 3.3 (Certificate of Incorporation of IBA Green, Inc.) and Exhibit 3.4 (By-laws of IBA Green, Inc.) both filed as exhibits to Pioneer’s Form 8-K/A - Current Report - Amendment #1 filed on November 1, 2011; Exhibit 10.12 (Letter Agreement (Scola)) filed as an exhibit to Pioneer’s Form 8-K (Current Report) filed on October 12, 2011; Exhibit 10.13 (Share Purchase Agreement (IBA Green)) filed as exhibits to Pioneer’s Form 8-K/A - Current Report - Amendment #1 filed on November 1, 2011; Exhibit 14 (Code of Ethics) filed as an exhibit to Pioneer’s Form 10-Q (Quarterly Report) filed on April 16, 2008; and Exhibit 99.1 (Disclosure Committee Charter) filed as an exhibit to Pioneer’s Form 10-Q (Quarterly Report) filed on April 20, 2009.

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

Business.

(a)

Business Development.

Pioneer Exploration Inc. (“Pioneer”) is a Nevada corporation that was incorporated on June 9, 2005.

On October 28, 2011, pursuant to the terms and conditions of a Share Purchase Agreement, Pioneer acquired 100% ownership of IBA Green, Inc., which was formed under the laws of Delaware on July 21, 2011 (“IBA Green”).  Also, Pioneer indirectly owns through IBA Green a 100% interest in United States Patent No. 7,581,903 B1, entitled “METHOD OF MANUFACTURE AND INSTALLATION FLOWABLE THERMAL BACKFILLS.  See Exhibit 10.13 - Share Purchase Agreement for more details.

Since the date of inception, IBA Green has been developing technology that will be used in the treatment and conversion of incinerated bottom ash.

Currently, neither Pioneer nor IBA Green has any manufacturing facilities, operations, suppliers, products, or customers, nor any current means of generating revenues.

Pioneer maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located at 2700 Newport Boulevard, Suite 190, Newport Beach, California, 92663.  Pioneer’s office telephone number is (877) 700-0422.

Neither Pioneer nor IBA Green has been involved in any bankruptcy, receivership or similar proceedings.  There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of Pioneer’s business, with the exception of the acquisition of IBA Green.

See “Business of Pioneer” and “Management’s Discussion and Analysis or Plan of Operations” below for more information on the business of Pioneer and its subsidiary.

(b)

Business of IBA Green

Pioneer is a holding company with its sole business being the management of IBA Green’s business.  IBA Green is a technology company that has developed and will utilize technology designed to be used in the treatment and conversion of incinerated bottom ash.

IBA Green has developed a process to mitigate the environmental issues of the toxic end products of the Waste-to-Energy industry, and has developed a patented process to safely and profitably utilize the toxic end product (the “IBA Technology”).  The IBA Technology works in synergy with the Waste-to-Energy industry, converting the toxic end products into commercially viable green construction products.

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

The IBA Technology is a cost effective process for stabilizing the chemical structure and altering the mechanical qualities of IBA.  This proprietary process that will enable IBA Green to up-cycle IBA into commercially viable construction aggregate products that will meet industry performance specifications and exceed environmental standards, including the latest US EPA standards dealing with extractable metals content testing.  IBA Green plans to utilize its reclamation and recycling technology to convert the millions of tons of IBA impounded in landfills and leaching toxins into ecosystems to valuable green, marketable construction resources

Products and Services

The IBA Technology will blend various materials with the IBA to stabilize the IBA.  Once the IBA is stabilized, IBA Green will manufacture engineered construction aggregates using the stabilized IBA.  The aggregates will be engineered-gradations that will enhance the mechanical properties of IBA’s products (the “IBA Aggregates”).  These unique blends may then be used for engineered products with predetermined structural properties; similar to the way recycled wood chips and sawdust are now incorporated into engineered structural wood products.

From the IBA Aggregates, IBA Green will produce two product groups:

1.

Construction Aggregates

The construction aggregates utilize Portland cement or other products mixed with the IBA Aggregates to form concrete product lines.  IBA Green’s primary construction aggregates products include:

·

Controlled-density fills (thermal and non-thermal) for superior trench restoration with zero settlement and the ability to re-excavate

·

Duct-bank concrete (thermal and non-thermal) for utility conduit encasement and protection

·

Grouts (thermal and non-thermal, cementitous and non-cementitous) for directional drilling and compaction grouts

·

Foamed concretes

·

High-strength, rapid-setting concretes for infrastructure repair, bridge, tunnel and roads

2.

Pre-cast Concrete Products

Pre-cast concrete products utilize nanotechnology elements integrated into the engineered aggregates.  These create a corrosion resistant and high strength product line that can replace structural concrete in corrosive and degrading environments such as bridge decks, or in areas where concrete is subjected to salts, reactive soils, or wastewater streams.

IBA Green’s precast concrete products include:

·

Concrete pipe

·

Pipe supports

·

Road barriers

·

Light pole bases

·

Pad mounts

·

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

In public-private partnerships, IBA Green believes it can bridge the gap between disparate government entities and private companies.  IBA Green believes that the agency that regulate waste ( US EPA ) does not interact with the agency that regulate roadways and infrastructure (The Department of Transportation).  With WtE plants becoming a more attractive alternative energy source, the IBA Technology is a viable solution to the critical IBA waste disposal problem and may also reduce construction costs by utilizing IBA aggregates rather than virgin materials.  IBA Green  believes that these facts will encourage more local and state governments to codify the use of the recycled IBA into their roadways and infrastructure.  Once government specifications are in place, construction companies for municipal and private customers will be able buy their aggregate products from a local, eco-friendly source.

Potential strategic industrial partners will include any company currently involved in waste management and recycling, such as Covanta Energy, and Wheelabrator Technologies along with utility companies such as Dominion Power or National Grid and energy producers such as American Electric Power and Tennesse Valley Authority.  Angelo Scola of IBA Green has 40 years of experience working in the power utility business, and plans to expand its marketing outreach, both nationally and globally with IBA Technology.

Third-party distribution channels would be set up via a franchise or strategic partner model.  IBA Green has targeted several market locations such as the states of Illinois and Hawaii that have ash disposal problems that IBA Green  believes are rich in opportunity. As these geographic locations are developed by IBA Green, IBA Green would consider identifying local strategic partners to purchase or manage these locations. In addition, IBA Green envisions small-scale solutions for small municipalities and large institutions that can be independently operated.

Lastly, direct sales will be made to other material processors who can utilize the recycled IBA for their specific construction material products.  One example of this customer might be material suppliers whose virgin resources quarries may be in the process of depletion, or that their virgin aggregates are of poor quality and may not meet specification.

IBA Green sees both developed countries and developing countries as essentially unlimited markets for its recycled IBA Aggregates due to the need for utilities infrastructures in developing countries and for maintenance and repair of aging utilities in the developed countries.

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

Distribution Methods

IBA Green’s distribution method is to treat and neutralize the ash on-site of the coal burning facility, eliminating the transportation, tipping and legacy insurance costs.

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

·

Mobility: unlike traditional aggregate manufacturers who deliver, typically by truck, finished products from a manufacturing facility to the construction site, IBA Green will set up mobile facilities to produce IBA Aggregates on-site, bringing the raw aggregate materials to the construction venue prior to the manufacturing process.

·

On-site manufacturing will cut down on shipping costs for the raw aggregate materials, since these materials can be delivered during off-peak hours and safely stored prior to manufacture.  Savings on diesel truck fuel and reduced greenhouse gases will be significant also.

·

The on-site approach will allow products to be closely tailored to the precise soil and climate conditions of the site.   IBA Green can alter and revise a particular product after multiple test pours before determining the optimal mix for a specific site.

·

Research and development will occur in actual site installations, not in controlled lab settings.  As the installer, IBA Green directly controls and assesses the performance of its products in real time and in the real world.  Truly understanding product performance in actual field conditions will keep IBA GREEN on the cutting edge of ongoing technical improvements.

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

One of the cornerstone principals of our IBA Green financial model is to locate our facility as close to the combustion facility as possible. Eliminating or reducing the cost of loading and transporting the ash feed-stock from the combustion site to the manufacturing production facility is vital to cost controls.  Manufacturing a product mix that will be consumed within a 25 mile radius of the manufacturing plant is another cost control measure.

The IBA Green Corporate office will be located in Newport Beach, California however manufacturing facilities will be located at the location of the ash manufacturer.

Competitive Conditions

IBA Green’s competitive advantage is its IBA Technology which utilizes Atomic Polymer chemistry applying nano-scale liquid ceramic polymer technology and the added ability to use the physical characteristics of the nano-ceramic molecule (Mesopouris Inorganic Polymer - MIP).  The IBA technology manipulates IBA mechanical properties and the stabilization of IBA chemical structure into an inert and non-toxic aggregate.

Weakness & Threats

Capitalization:  Adequate funding is the greatest risk that IBA Green faces.  Testing procedures are site-specific for both the chemical neutralization as well as product development.  The chemical make-up of IBA is established by the input trash. The waste stream of a primarily residential community has a different complexion than that of a community with an industrial base. So the testing process is site-specific and ongoing.  The rate of growth is predicated on availability working capital.

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

Raw Materials and Equipment

IBA Green requires ash as the requisite raw material to produce the IBA Aggregates and other products.  This raw material is abundant and is available from coal burning and waste to energy electric power plants at no cost to IBA Green.  In certain circumstances, the owner of such raw material will pay IBA Green to haul the ash and store it.

IBA Green will purchase the manufacturing equipment needed to mass produce the IBA Aggregates and other products from one of several national equipment manufacturers. Currently, IBA does not have any mass production facilities, nor any agreement with any manufacturers to purchase all of this equipment.  IBA Green estimates that the cost of the equipment to build a medium size plant to neutralize ash will cost approximately $2 million dollars.  The lead time from the initial order to purchase is approximately six months.

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

4.

RDF (Refuge Derived Fuel).  Refuge is building materials, old lumber and wood, stumps etc.

5.

The United States has approximately 594 coal fired power plants producing approximately 70 million tons of Fly-ash per year from the manufacture of electricity.

6.

Private industries such as steel manufacturing and food processing also produce IBA’s.

IBA Green currently has no principal suppliers for equipment or raw materials.  IBA Green's business model is to partner with electric power manufacturers to treat the daily output of ash they manufacture, eliminating the costly expense of trucking and dumping the ash in landfills..  IBA Green will identify the equipment manufacture best suited for each project once the type of ash and daily volumes and geographic location of the plant are secured

Dependence on Customers

Currently, IBA Green is not and will not be dependent on one or a few major customers.

Technology and Intellectual Property

Neither Pioneer nor IBA Green currently own any patents or trade marks, with the exception of the following:

United States Patent number 7,581,903 B1, Entitled “Method of Manufacture and Installation Flowable Thermal Backfills”

Also, IBA Green is not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.  IBA Green’s business is not materially dependent on the existence of third party patent or other third party intellectual property rights.  IBA Green intends to protect its name and other major proprietary trademarks by (1) the registration of the trademarks used in the markets where IBA Green will operate its business and sell it products, (2) monitoring the markets for misuses of such trademarks by others, and (3) taking the appropriate steps to stop any infringing activities.

Government Approvals and Regulations

Currently, Pioneer and IBA Green are in compliance with all business and operations licenses that are typically applicable to most commercial ventures.  However, there can be no assurance that existing or new laws or regulations that may be adopted in various jurisdictions in the future will not impose additional fees and taxes on IBA Green and its business operations.  IBA Green is not aware of any such revisions to existing laws and regulations nor new laws or regulations that could have a negative impact on IBA Green’s business and add additional costs to IBA Green’s business operations.

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

At present, neither Pioneer’s nor IBA Green’s officers and directors, have any employment agreement with their respective company.  Neither Pioneer nor IBA Green presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, Pioneer may adopt plans in the future.  There are presently no personal benefits available to any employees.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)  Market Information

Pioneer’s common stock has been quoted on the NASD OTC Bulletin Board under the symbol “PIEX” since October 9, 2007.  The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended December 14, 2012.  The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
13 December 2012	$0.40	$0.01	Pink OTC Markets Inc.
31 August 2012	$0.79	$0.10	Pink OTC Markets Inc.
31 May 2012	$1.05	$0.20	Pink OTC Markets Inc.
28 Febuary 2012	$1.15	$0.05	Pink OTC Markets Inc.
30 November 2011	$1.33	$0.12	Pink OTC Markets Inc.
31 August 2011	$0.25	$0.07	Pink OTC Markets Inc.
31 May 2011	$0.67	$0.25	Pink OTC Markets Inc.
28 February 2011	$0.45	$0.20	Pink OTC Markets Inc.

(b)  Holders of Record

Pioneer has approximately 20 holders of record of Pioneer’s common stock as of August 31, 2012 according to a shareholders’ list provided by Pioneer’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by Pioneer of the number of beneficial owners of common stock held in street name.  The transfer agent for Pioneer’s common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

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

(d)  Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K; with the exception of the following:

Share Purchase of IBA Green, Inc.

On October 28, 2011, the board of directors approved the Share Purchase Agreement with Angelo Scola for the purchase and sale of all of the issued and outstanding shares in the capital of IBA Green in consideration of the issuance of 38.5 million restricted shares in the capital of Pioneer to Scola.  For the issuance of shares to Mr. Scola, Pioneer relied upon Section 4(2) of the Securities Act of 1933.  Management is satisfied that Pioneer complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The issuance of shares was not a public offering and was not accompanied by any general advertisement or any general solicitation.  All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act of 1933or an applicable exemption from the registration requirements of the Securities Act of 1933.  See Exhibit 10.13 - Share Purchase Agreement for more details.

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

Financial Condition

As at August 31, 2012, Pioneer had a cash balance of $202.  During the 12 month period following the date of this current report, management anticipates that neither Pioneer nor IBA Green will generate any revenue.  Accordingly, Pioneer will be required to obtain financing in order to continue its plan of operations.  Management anticipates that the financing will be in the form of equity financing from the sale of Pioneer’s common stock.  If Pioneer is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Pioneer.  However, management does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient financing from the sale of Pioneer’s common stock to finance the plan of operations.  In the absence of such financing, Pioneer will not be able to implement its plan of operation and the business plan will fail.

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

Liquidity and Capital Resources

As of August 31, 2012, Pioneer had total assets of $202, and a working capital deficit of $1,055,956, compared with a working capital deficit of $49,900 as of August 31, 2011.  The increase in the working capital deficit was primarily due to an increase in the amount due to a related party, and an increase in accounts payable, an increase in accrued liabilities, and convertible notes payable.  Assets consisted solely of $202 in cash and the liabilities consisted of $314,331 in accounts payable and accrued liabilities, $171,000 in convertible notes payable, $29,274 in loan payables and $541,553 due to a related party.

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

Net Cash Used in Operating Activities

For the fiscal year ended August 31, 2012, net cash used in operating activities increased to $611 compared to net cash provided by operating activities of $40 for the same period in the previous fiscal year.

At August 31, 2012, Pioneer had cash of $202.  During the fiscal year ended August 31, 2012, Pioneer used $611 in cash for operating activities.

Net Cash Provided by Investing Activities

Net cash flows provided by investing activities increased to $773 for the fiscal year ended August 31, 2012 as compared with investing activities of $nil for the same period in the previous fiscal year.  The increase in net cash provided by investing activities was due to cash acquired on the reverse capitalization transaction described above.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $nil for the fiscal year ended August 31, 2012 as compared with cash flow from financing activities of $nil for the same period in the previous fiscal year.

Results of Operation for the Period Ended August 31, 2012

Pioneer has had no operating revenues since its inception on July 21, 2011, through to August 31, 2012.  Pioneer’s activities have been financed from the proceeds of share subscriptions.  From its inception, on July 1, 2011, Pioneer has raised a total of $49,765 from private offerings of its common stock.

References to the discussion below to fiscal 2012 are to Pioneer’s fiscal year ended on August 31, 2012.  References to fiscal 2011 are to Pioneer’s fiscal year ended August 31, 2011.

	For the	Accumulated from	Accumulated from
	Year	July 21, 2011	July 21, 2011
	Ended	(Date of Inception)	(Date of Inception)
	August 31,	To August 31,	To August 31,
	2012	2011	2012
	$	$	$

Revenue	-	-	-

Expenses
Consulting fees	52,726	-	52,726
General and administrative	11,379	2,308	72,187
Management fees (Note 4(b))	510,250	58,500	510,250
Professional fees	102,308	25,746	128,054
Rent	9,000	-	9,000
Travel	4,797	13,346	18,143
Total Expenses	690,460	99,900	790,360

Operating Loss	(690,460)	(99,900)	(790,360)

Other Expense

Foreign exchange loss	(2,006)	-	(2,006)

Net Loss	(692,466)	(99,900)	(792,366)

Net Loss Per Share - Basic and Diluted	(0.01)	(0.02)

Weighted Average Shares Outstanding	49,764,500	5,000,000

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

Pioneer had no contingencies or long-term commitments at August 31, 2012.

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

 Item 8.  Financial Statements and Supplementary Data.

Pioneer Exploration Inc.

(A Development Stage Company)

August 31, 2012

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Pioneer Exploration Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Pioneer Exploration Inc. (A Development Stage Company) as of August 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity (deficit) for the years then ended and accumulated for the period from July 21, 2011 (Date of Inception) to August 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Exploration Inc. (A Development Stage Company) as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and accumulated for the period July 21, 2011 (Date of Inception) to August 31, 2012 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHARTERED ACCOUNTANTS

Vancouver, Canada

December 14, 2012

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	August 31, 2012 $	August 31, 2011 $

ASSETS

Cash	202	40
Total Assets	202	40

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	314,331	25,000
Convertible notes payable (Note 6)	171,000	-
Loan payable (Note 7)	29,274	-
Due to related party (Note 4(a))	541,553	24,940

Total Liabilities	1,056,158	49,940

Going Concern (Note 1)

Subsequent Event (Note 10)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	-	-

Common Stock, 65,000,000 shares authorized, $0.001 par value 49,764,500 (2011 - 38,500,000) shares issued and outstanding	49,765	38,500

Additional Paid-in Capital	-	11,500

Deficit Accumulated During the Development Stage	(1,105,721)	(99,900)

Total Stockholders’ Deficit	(1,055,956)	(49,900)

Total Liabilities and Stockholders’ Deficit	202	40

The Accompanying Notes are an Integral Part of These Financial Statements

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	For the	For the period from	Accumulated from
	Year	July 21, 2011	July 21, 2011
	Ended	(Date of Inception)	(Date of Inception)
	August 31,	To August 31,	To August 31,
	2012	2011	2012
	$	$	$

Revenue	-	-	-

Expenses

Consulting fees	52,726	-	52,726
General and administrative	11,379	2,308	13,687
Management fees (Note 4(b))	510,250	58,500	568,750
Professional fees	102,308	25,746	128,054
Rent	9,000	-	9,000
Travel	4,797	13,346	18,143

Total Expenses	690,460	99,900	790,360

Operating Loss	(690,460)	(99,900)	(790,360)

Other Expense

Foreign exchange loss	(2,006)	-	(2,006)

Net Loss and Comprehensive Loss	(692,466)	(99,900)	(792,366)

Net Loss Per Share - Basic and Diluted	(0.01)	(0.02)

Weighted Average Shares Outstanding	49,764,500	5,000,000

The Accompanying Notes are an Integral Part of These Financial Statements

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	For the	For the period from	Accumulated from
	Year	July 21, 2011	July 21, 2011
	Ended	(Date of Inception)	(Date of Inception)
	August 31,	To August 31,	to August 31,
	2012	2011	2012
	$	$	$

Operating Activities

Net loss for the period	(692,466)	(99,900)	(801,366)

Adjustment to reconcile net loss to net cash used in operating activities:

Shares issued for services	-	50,000	50,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	145,968	25,000	179,968
Due to related parties	545,887	24,940	570,827

Net Cash (used in) provided by Operating Activities	(611)	40	(571)

Investing Activities

Cash acquired on reverse capitalization	773	-	773

Net Cash Provided by Investing Activities	773	-	773

Increase (Decrease) in Cash	162	40	202

Cash - Beginning of Period	40	-	-

Cash - End of Period	202	40	202

Supplemental Disclosures

Interest paid	-	-	-
Income taxes paid	-	-	-

The Accompanying Notes are an Integral Part of These Financial Statements

Pioneer Exploration Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

For the Period from July 21, 2011 (Date of Inception) to August 31, 2012

(Expressed in U.S. dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Exploration
	Shares	Par Value	Capital	Stage	Total
	#	$	$	$	$

Balance - July 21, 2011 (Date of Inception)	-	-	-	-	-

Common stock issued for services	38,500,000	38,500	11,500	-	50,000

Net loss for the period	-	-	-	(99,900)	(99,900)

Balance - August 31, 2011	38,500,000	38,500	11,500	(99,900)	(49,900)

Recapitalization upon reverse merger	11,264,500	11,265	(11,500)	(313,355)	(313,590)

Net loss for the year	-	-	-	(692,466)	(692,466)

Balance - August 31, 2012	49,764,500	49,765	-	(1,105,721)	(1,055,956)

The Accompanying Notes are an Integral Part of These Financial Statements

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2012

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2012, the Company has a working capital deficiency of $1,055,956 and has an accumulated deficit of $1,105,721 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IBA Green Inc., a company incorporated in the State of Delaware. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is August 31. These financial statements present the net assets and operations of IBA Green Inc. from the periods from inception on July 21, 2011 to August 31, 2012 since the net assets and operations of IBA Green Inc. are deemed to be the continuing entity for accounting purposes under the terms of the acquisition described in Note 3.  Accordingly, IBA Green Inc. is deemed to have acquired the net assets of Pioneer Exploration Inc. on October 28, 2011. The comparative figures as at and for the period ended August 31, 2011 are those of IBA Green Inc. alone.

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

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2012

(Expressed in U.S. Dollars)

2.

Summary of Significant Accounting Policies (continued)

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

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to a related party and convertible notes payable.

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2012

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of August 31, 2012 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of	Balance as of
	Instruments	Inputs	Inputs	August 31,	August 31,
	(Level 1) $	(Level 2) $	(Level 3) $	2012 $	2011 $
Assets:
Cash	202	-	-	202	40

As at August 31, 2012, there were no liabilities presented on the Company’s balance sheet on a recurring basis.

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

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2012

(Expressed in U.S. Dollars)

2.

Summary of Significant Accounting Policies (continued)

i)

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of other comprehensive income and its components in the financial statements. During the years ended August 31, 2012 and 2011, the Company had no items that represent other comprehensive income.

j)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at August 31, 2012, the Company had 521,667 potentially dilutive shares outstanding.

k)

Stock-based Compensation

In accordance with ASC 718, Compensation - Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, the Company accounts for share-based payments using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

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

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2012

(Expressed in U.S. Dollars)

3.

Acquisition of IBA Green Inc. (continued)

The assets acquired and liabilities assumed from Pioneer are as follows:

$

Cash	773
Accounts payable	(111,067)
Accrued liabilities	(32,296)
Convertible notes payable	(171,000)

Net liabilities assumed	(313,590)

4.

Related Party Transactions

a)

As at August 31, 2012, the Company is indebted to the President of the Company and a company under common control for $541,553 (2011 - $24,940), representing management fees and expenditures paid on behalf of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

b)

During the year ended August 31, 2012, the Company incurred management fees of $510,250 (2011 - $58,500) provided by an officer of the Company.

5.

Note Receivable

On October 28, 2011, the Company acquired a CDN$100,000 non-interest bearing promissory note due May 31, 2010, as part of the Acquisition transaction. As at August 31, 2012, the Company has not yet received payment. The Company believes ultimate collection of the amount receivable is not reasonably assured and, therefore, has recorded an allowance against the balance at August 31, 2012.

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

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2012

(Expressed in U.S. Dollars)

6.

Convertible Notes Payable (continued)

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

7.

Loan Payable

At August 31, 2012, the Company owed $29,274 (CDN - $28,856) (2011 - $nil) to a former Director of the Company.  The loan is unsecured, non-interest bearing and due on demand.

8.

Common Stock

On October 28, 2011, the Company completed a share exchange agreement whereby the Company acquired 5,000,000 of the issued and outstanding common shares of IBA. As part of the share exchange agreement, the Company issued 38,500,000 shares of common stock of the Company to the shareholder of IBA.

9.

Income Taxes

As at August 31, 2012, the Company has net operating losses carried forward of $792,366 (2011 - $99,900) available to offset taxable income in future years which commence expiring in fiscal 2021.

The income tax benefit differs from the amount computed by applying the combined federal and state income tax rate of 35% to net loss before income taxes for the years ended August 31, 2012 and 2011 as a result of the following:

	Year Ended August 31, 2012 $	Year Ended August 31, 2011 $

Expected income tax recovery	(242,400)	(35,000)

Valuation allowance change	242,400	35,000

Provision for income taxes	-	-

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2012

(Expressed in U.S. Dollars)

9.

Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at August 31, 2012 and 2011, after applying enacted corporate income tax rates, are as follows:

	August 31, 2012 $	August 31, 2011 $

Deferred income tax assets	277,300	35,000

Valuation allowance	(277,300)	(35,000)

Net deferred income tax asset	-	-

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

10.

Subsequent Event

On November 29, 2012 the Company received an additional $25,000 in Financing from Blue Cove Holdings Inc in the form of a convertible promissory note under the following terms:

a.

All existing promissory notes held by Blue Cove Holdings be renegotiated and converted into a single $126,000 convertible promissory note(“New Note”); and

b.

The New Note will carry a conversion feature whereby each $0.25 of principal outstanding may be converted into one common share and one common share purchase warrant to purchase an additional common share at $0.25 for a period of 12 months from conversion.

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

In March 2009, management implemented the following remediation procedures, which are intended to remediate the causes of Pioneer’s disclosure procedures and controls ineffectiveness:

·	adopted a Disclosure Committee Charter (see Exhibit 99.1 for more details)

·	appointed Pioneer’s officers and directors to the Disclosure Committee

·	adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A.  Pioneer’s internal control over financial reporting is a process designed under the supervision of Pioneer’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Pioneer’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

·	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Pioneer’s assets;

·

provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

·

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Pioneer’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Pioneer’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Pioneer’s Chief Financial Officer in connection with the audit of its financial statements as of August 31, 2012 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of August 31, 2012, Pioneer’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in Pioneer’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended August 31, 2012, that materially affected, or are reasonably likely to materially affect, Pioneer’s internal control over financial reporting.

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

Pioneer’s and its subsidiaries’ management teams are listed below.

Management Teams

Name of Directors and Officers	Pioneer Exploration Inc.	IBA Green, Inc.
Angelo Scola	President, CEO, CFO, Treasurer, and Corporate Secretary	Director CEO and President

Angelo Scola - President, Chief Executive Officer, and Chief Financial Officer - Mr. Scola (60 years old) was appointed the Chief Executive Officer, President and Chief Financial Officer of Pioneer on October 28, 2011.  Mr. Scola graduated from Wentworth Institute of Technology in 1971 and attended the University of Miami School of Business in 1971-72.  Mr. Scola has 40 years of private sector experience in the utility and construction materials industry serving both domestic and international markets.  Since 2002 Mr. Scola has pursued the study of applied science pertaining to both virgin and synthetic construction aggregate materials to enhance and stabilize performance capabilities.

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

As of August 31, 2012, Pioneer did not have a written audit committee charter or similar document.

(i)  Code of Ethics

Pioneer has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 - Code of Ethics for more information.  Pioneer undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Pioneer at (877) 700-0422 to request a copy of Pioneer’s financial code of ethics.  Management believes Pioneer’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11.  Executive Compensation.

Pioneer has paid no compensation to its named executive officers during its fiscal year ended August 31, 2012.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Angelo Scola CEO and CFO Oct 2011 - present	2010 2011 2012	$nil $nil $nil	$nil $nil $nil	$nil $nil $nil	$nil $nil $nil	$nil $nil $nil	$nil $nil $nil	$nil $nil $510,250	$nil $nil $510,250
Thomas Brady CEO and CFO Mar 2010 - Oct 2011 Secretary/Treasurer Jun 2005 - Oct 2011	2010 2011 2012	$nil $nil n/a	$nil $nil n/a	$nil $nil n/a	$nil $nil n/a	$nil $nil n/a	$nil $nil n/a	$nil $nil n/a	$nil $nil n/a
Warren Rob CEO and CFO Jun 2005 - Mar 2010	2010 2011 2012	$nil n/a n/a	$nil n/a n/a	$nil n/a n/a	$nil n/a n/a	$nil n/a n/a	$nil n/a n/a	$nil n/a n/a	$nil n/a n/a

Since Pioneer’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Pioneer and any of its directors whereby such directors are compensated for any services provided as directors, except as invoices for services rendered.

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

Item 12.  Security Ownership of Certain Beneficial Holders and Management.

(a)           Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	Angelo Scola 10 Yosemite Valler Road Westerly, Rhode Island 02891	35,100,000 Direct	71.0%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 8-K/A from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 49,764,500 shares of common stock issued and outstanding as of December 14, 2012

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	Angelo Scola 10 Yosemite Valler Road Westerly, Rhode Island 02891	35,100,000 Direct	70.5%
Common Stock	Thomas Brady 202 - 750 W. Pender St Vancouver, British Columbia V6C 2T7 Canada	2,500,000 Direct	5.0%
Common Stock	Directors and Executive Officers (as a group)	37,600,000	75.5%

[1]  Based on 49,764,500 shares of common stock issued and outstanding as of  December 14, 2012

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

Item 13.  Certain Relationships and Related Transactions.

(a)  Transactions with Related Persons

Since the beginning of Pioneer’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Pioneer was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Pioneer’s total assets at year-end for the last three completed fiscal years, except for the following:

1.  Share Purchase Agreement

Angelo Scola, Pioneer’s President and CEO, sold all of his interest in IBA Green, Inc. to Pioneer in consideration of the issuance of 38.5 million restricted shares of common stock in the capital of Pioneer.  See Exhibit 10.13 - Share Purchase Agreement for more details.

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

3.  Management Fees

During the year ended August 31, 2012, the Company incurred management fees of $510,250 (2011 - $58,500) provided by Angelo Scola, Pioneer’s President and CEO.

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

2011 - $30,968 - Manning Elliott LLP - Chartered Accountants

2010 - $14,875 - Manning Elliott LLP - Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Pioneer’s financial statements and are not reported in the preceding paragraph:

2012 - $nil - Manning Elliott LLP - Chartered Accountants

2011 - $nil - Manning Elliott LLP - Chartered Accountants

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012 - $nil - Manning Elliott LLP - Chartered Accountants

2011 - $nil - Manning Elliott LLP - Chartered Accountants

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012 - $nil - Manning Elliott LLP - Chartered Accountants

2011 - $nil - Manning Elliott LLP - Chartered Accountants

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

Filed

Exhibit	Description	Status
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

PIONEER EXPLORATION INC.
By:	/s/ Angelo Scola
Name:	Angelo Scola
Title:	Director and CEO
Dated:	December 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Pioneer Exploration Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Angelo Scola ANGELO SCOLA

President, Chief Executive Officer,

Principal Executive Officer,

Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Treasurer, and Corporate Secretary

Member of the Board of Directors

December 21, 2012