Form 10-Q
period 2012-11-30
Pioneer Exploration Inc.
filed 2013-01-22
CIK 1364123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended November 30, 2012

[   ]  transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from to

Commission file number 333-135743

Pioneer Exploration Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0491551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Newport Boulevard, Suite 190, Newport Beach, California	92663
(Address of principal executive offices)	(Zip Code)

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

[ ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 30, 2012
common stock - $0.001 par value	49,764,500

Pioneer Exploration Inc.

(A Development Stage Company)

November 30, 2012

(Unaudited)

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	November 30, 2012 $ (Unaudited)	August 31, 2012 $

ASSETS

Cash	134	202
Total Assets	134	202

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	355,921	314,331
Convertible notes payable (Note 6)	171,000	171,000
Loan payable (Note 7)	29,081	29,274
Due to related party (Note 4(a))	672,319	541,553

Total Liabilities	1,228,321	1,056,158

Going Concern (Note 1)

Subsequent Event (Note 8)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value 49,764,500 shares issued and outstanding	49,765	49,765

Additional Paid-in Capital	–	–

Deficit Accumulated During the Development Stage	(1,277,952)	(1,105,721)

Total Stockholders’ Deficit	(1,228,187)	(1,055,956)

Total Liabilities and Stockholders’ Deficit	134	202

The Accompanying Notes are an Integral Part of These Financial Statements

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	For the	For the	Accumulated from
	Three Months	Three Months	July 21, 2011
	Ended	Ended	(Date of Inception)
	November 30,	November 30,	To November 30,
	2012	2011	2012
	$	$	$

Revenue	–	–	–

Expenses

Consulting fees	15,000	–	67,726
General and administrative	13,905	1,155	27,592
Management fees (Note 4(b))	125,125	126,750	693,875
Professional fees	15,532	55,857	143,586
Rent	–	3,000	9,000
Travel	3,538	1,469	21,681

Total Expenses	173,100	188,231	963,460

Operating Loss	(173,100)	(188,231)	(963,460)

Other Expense

Foreign exchange gain (loss)	869	2,390	(1,137)

Net Loss and Comprehensive Loss	(172,231)	(185,841)	(964,597)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.01)

Weighted Average Shares Outstanding	49,764,500	21,233,280

The Accompanying Notes are an Integral Part of These Financial Statements

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the	For the	Accumulated from
	Three Months	Three Months	July 21, 2011
	Ended	Ended	(Date of Inception)
	November 30,	November 30,	to November 30,
	2012	2011	2012
	$	$	$

Operating Activities

Net loss for the period	(172,231)	(185,841)	(964,597)

Adjustment to reconcile net loss to net cash used in operating activities:

Shares issued for services	–	–	50,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	41,590	57,167	212,558
Due to related parties	130,573	128,250	701,400

Net Cash Used In Operating Activities	(68)	(424)	(639)

Investing Activities

Cash acquired on reverse capitalization	–	773	773

Net Cash Provided by Investing Activities	–	773	773

(Decrease) Increase in Cash	(68)	349	134

Cash - Beginning of Period	202	40	–

Cash - End of Period	134	389	134

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

The Accompanying Notes are an Integral Part of These Financial Statements

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Three Months Ended November 30, 2012

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2012, the Company has a working capital deficiency of $1,228,187 and has an accumulated deficit of $1,277,952 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)  Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2012, included in the Company’s Annual Report on Form 10-K filed on December 21, 2012, with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2012, and the results of its operations and cash flows for the three month period ended November 30, 2012 and 2011. The results of operations for the period ended November 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Three Months Ended November 30, 2012

(Expressed in U.S. Dollars)

(Unaudited)

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

For the Three Months Ended November 30, 2012

(Expressed in U.S. Dollars)

(Unaudited)

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, loan payable, amounts due to a related party and convertible notes payable.

Pursuant to ASC 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of accounts payable, loan payable, convertible notes payable and amounts due to related parties approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of November 30, 2012 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	November 30,
	(Level 1) $	(Level 2) $	(Level 3) $	2012 $
Assets:
Cash	134	–	–	134

As at November 30, 2012, there were no liabilities presented on the Company’s balance sheet on a recurring basis.

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

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Three Months Ended November 30, 2012

(Expressed in U.S. Dollars)

(Unaudited)

j)  Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of other comprehensive income and its components in the financial statements. During the three months ended November 30, 2012 and 2011, the Company had no items that represent other comprehensive income.

k)  Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at November 30, 2012, the Company had 1,208,000 potentially dilutive shares outstanding.

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

For the Three Months Ended November 30, 2012

(Expressed in U.S. Dollars)

(Unaudited)

The assets acquired and liabilities assumed from Pioneer are as follows:

$

Cash	773
Accounts payable	(111,067)
Accrued liabilities	(32,296)
Convertible notes payable	(171,000)

Net liabilities assumed	(313,590)

4.  Related Party Transactions

a)  As at November 30, 2012, the Company is indebted to the President of the Company and a company under common control for $672,319 (August 31, 2012 - $541,553), representing management fees and expenditures paid on behalf of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

b)  During the three months ended November 30, 2012, the Company incurred management fees of $125,125 (2011 - $126,750) provided by an officer of the Company.

5.  Note Receivable

On October 28, 2011, the Company acquired a CDN$100,000 non-interest bearing promissory note due May 31, 2010, as part of the Acquisition transaction. As at November 30, 2012, the Company has not yet received payment. The Company believes ultimate collection of the amount receivable is not reasonably assured and, therefore, has recorded an allowance against the balance at November 30, 2012.

6.  Convertible Notes Payable

a)  On October 28, 2011, the Company assumed a $50,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on November 20, 2008, and is convertible into 200,000 common shares of the Company at $0.25 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

b)  On October 28, 2011, the Company assumed a $50,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on February 19, 2009, and is convertible into 41,667 common shares of the Company at $1.20 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand. On November 29, 2012, the Company renegotiated the promissory note payable (Note 6(g)).

c)  On October 28, 2011, the Company assumed a $36,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on May 15, 2009, and is convertible into 20,000 common shares of the Company at $1.80 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand. On November 29, 2012, the Company renegotiated the promissory note payable (Note 6(g)).

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Three Months Ended November 30, 2012

(Expressed in U.S. Dollars)

(Unaudited)

d)  On October 28, 2011, the Company assumed a $15,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on May 6, 2011, and is convertible into 60,000 common shares of the Company at $0.25 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand. On November 29, 2012, the Company renegotiated the promissory note payable (Note 6(g)).

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

g)  On November 29, 2012, the Company negotiated an additional $25,000 in financing from Blue Cove Holdings Inc. (“Blue Cove”) and renegotiated several promissory notes payable entered into previously under the following terms:

a.  All existing promissory notes held by Blue Cove (see Note 6(b), (c) and (d)), including the additional $25,000 in financing, be renegotiated and converted into a single $126,000 convertible promissory note (“New Note”); and

b.  The New Note will carry a conversion feature whereby each $0.25 of principal outstanding may be converted into one common share and one common share purchase warrant to purchase an additional common share at $0.25 for a period of 12 months from conversion.

As at November 30, 2012, the additional $25,000 in financing has not been distributed to the Company.

The Company evaluated the modification and determined that the lender did not grant a concession. The present value of the future cash flows of the modified debt was less than 10% different than the cash flows of the original debt, but the change in the conversion feature resulted in a change of greater than 10%; therefore, it was determined that the original and new debt instruments are substantially different. As a result, the modification was treated as an extinguishment of the debt, however no gain or loss is recognized as the fair value of the debt remains the same.

7.  Loan Payable

At November 30, 2012, the Company owed $29,081 (CDN - $28,856) (August 31, 2012 - $29,274 (CDN - $28,856)) to a former Director of the Company.  The loan is unsecured, non-interest bearing and due on demand.

8.  Subsequent event

Subsequent to November 30, 2012 the Company received the additional $25,000 in financing as per Note 6(g)

Pioneer Exploration Inc.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Pioneer's financial condition, changes in financial condition and results of operations for the three months ended November 30, 2012 should be read in conjunction with Pioneer's  unaudited financial statements and related notes for the three months ended November 30, 2012.

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

IBA Green has budgeted $2,000,000 for this phase and expects it to take three months to complete, with completion expected within the last three months of IBA Green's plan of operation.

Financial Condition

As at November 30, 2012, Pioneer had a cash balance of $134.  During the 12 month period following the date of this current report, management anticipates that neither Pioneer nor IBA Green will generate any revenue. Accordingly, Pioneer will be required to obtain financing in order to continue its plan of operations. Management  believes that debt financing will not be an alternative for funding Pioneer's plan of operations as it does not have tangible assets to secure any debt financing. Rather management anticipates that additional funding will be in the form of equity financing from the sale  of Pioneer's common stock. If Pioneer is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Pioneer. However, Pioneer does  not have  any financing arranged and cannot provide investors with  any  assurance that  it will be able to raise  sufficient financing from  the sale  of Pioneer's common stock to finance the plan  of operations. In the absence of such financing, Pioneer will not be able to implement its plan of operation and the business plan will fail.

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

Management anticipates spending approximately $500,000 on management fees  over the next 12 months

As at November 30, 2012, Pioneer had cash of $134 and a working capital deficit of $1,228,187. Accordingly, Pioneer will require additional financing in the amount of $1,776,187 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at November 30, 2012 Pioneer had cash of $134 and a working capital deficit of $1,228,187 compared to cash of $202 and working capital deficit of $1,055,956 as at August 31, 2012.  The increase in the working capital deficit was primarily due to an increase of accounts payable and accrued liabilities, convertible notes payable, loan payable and the amounts due to related parties. Assets consisted solely of $134 in cash and the liabilities consisted of $355,921 in accounts payable and accrued liabilities, $171,000 in convertible notes payable, $29,081 in loan payable and $672,319 in due to related parties.

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

Net Cash (Used in) Provided by Operating Activities

Pioneer used net cash of $68 in operating activities during the first three months of fiscal 2013 compared to net cash of $611 used in operating activities during the fiscal year ended August 31, 2012.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $nil for the first three months of fiscal 2013 compared to net cash of $773 provided by investing activities during the fiscal year ended August 31, 2012.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $nil for the first three months of fiscal 2013 compared to net cash of $nil provided by financing activities during the fiscal year ended August 31, 2012.

Results of Operations - three months  ended  November 30,2012

References to the discussion below to fiscal 2013 are to Pioneer's current fiscal year, which will end on August 31, 2013. References to fiscal 2012 are to Pioneer's fiscal year ended August 31, 2012.

	For the	For the	Accumulated from
	Three Months	Three Months	July 21, 2011
	Ended	Ended	(Date of Inception)
	November 30,	November 30,	To November 30,
	2012	2011	2012
	$	$	$

Revenue	–	–	–

Expenses

Consulting fees	15,000	–	67,726
General and administrative	13,905	1,155	27,592
Management fees (Note 4(b))	125,125	126,750	693,875
Professional fees	15,532	55,857	143,586
Rent	–	3,000	9,000
Travel	3,538	1,469	21,681

Total Expenses	173,100	188,231	963,460

Operating Loss	(173,100)	(188,231)	(963,460)

Other Expense

Foreign exchange gain (loss)	869	2,390	(1,137)

Net Loss and Comprehensive Loss	(172,231)	(185,841)	(964,597)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.01)

Weighted Average Shares Outstanding	49,764,500	21,233,280

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

Going Concern

Pioneer has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons Pioneer's  auditors stated in their report for the year-end August 31, 2012 that they have substantial doubt Pioneer will be able to continue as a going concern.

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

Pioneer had no contingencies or long-term commitments at November 30, 2012.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management on the effectiveness of Pioneer's  disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2012.

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

Changes in Internal Controls overFinancial Reporting

As of the end of the period covered by this report, there have been no changes in Pioneer's  internal controls over financial reporting during the quarter ended November 30, 2012, that materially affected, or are reasonably likely to materially affect, Pioneer's  internal control over financial reporting subsequent to the date of the last evaluation.

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

333-135743.

Exhibit	Description	Status
3.1	Articles of Incorporation. filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13. 2006 and incorporated herein by reference.	Filed
3.2	By-Laws filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13. 2006. and incorporated herein by reference.	Filed
10.1	Property Purchase Agreement dated August 25. 2005 filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13. 2006and incorporated herein by reference.	Filed
10.2	Declaration of Trust. filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July	Filed
13. 2006. and incorporated herein by reference.
10.3	Geological Report on the Pipe Claims. filed as an exhibit to Pioneer’s registration statement on Form	Filed
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

Filed
14	Code of Ethics, filed as an exhibit to Pioneer's Form 10-Q (Quarterly Report) filed on April l6, 2008 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	Included
99.1	Disclosure Committee Charter, filed as an exhibit to Pioneer's Form 10-Q (Quarterly Report) filed on April 20, 2009, and incorporated herein by reference.	Filed
101 *

Financial statements from the quarterly report on Form I 0-Q of Pioneer Exploration Inc. for the quarter ended November 30, 2012 formatted in XBRL:  (ii) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; and (iii) the Consolidated Statements of Cash Flows.

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

PIONEER EXPLORATION INC.

Dated:	January 22, 2013
By:	/s/ Angelo Scola
Name:	Angelo Scola
Title:	CEO and CFO
(Principal Executive Officer and Principal Financial Officer)