Form 10-Q
period 2013-02-28
Pioneer Exploration Inc.
filed 2013-04-19
CIK 1364123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended February 28, 2013

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from _____________ to ___________

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 28, 2013
common stock - $0.001 par value	49,764,500

2

Pioneer Exploration Inc.

(A Development Stage Company)

February 28, 2013

(Unaudited)

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	February 28, 2013 $ (Unaudited)	August 31, 2012 $

ASSETS

Cash	820	202
Total Assets	820	202

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	361,924	314,331
Convertible notes payable (Note 5)	196,000	171,000
Loan payable (Note 6)	28,126	29,274
Due to related party (Note 3(a))	290,290	541,553

Total Liabilities	876,340	1,056,158

Going Concern (Note 1)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value 49,764,500 shares issued and outstanding	49,765	49,765

Additional Paid-in Capital	25,000	–

Shares Issuable	510,250	–

Deficit Accumulated During the Development Stage	(1,460,535)	(1,105,721)

Total Stockholders’ Deficit	(875,520)	(1,055,956)

Total Liabilities and Stockholders’ Deficit	820	202

The Accompanying Notes are an Integral Part of These Financial Statements

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	For the	For the	For the	For the	Accumulated from
	Three Months	Three Months	Six Months	Six Months	July 21, 2011
	Ended	Ended	Ended	Ended	(Date of Inception)
	February 28,	February 29,	February 28,	February 29,	To February 28,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting fees	18,940	–	33,940	–	86,666
General and administrative	7,856	1,524	21,761	2,679	35,448
Management fees (Note 3(b))	126,750	153,190	251,875	279,940	820,625
Professional fees	6,490	27,649	22,022	83,506	150,076
Rent	–	9,000	–	12,000	9,000
Travel	2,872	–	6,410	1,469	24,553

Total Expenses	162,908	191,363	336,008	379,594	1,126,368

Operating Loss	(162,908)	(191,363)	(336,008)	(379,594)	(1,126,368)

Other Items

Accretion of beneficial conversion feature	(25,000)	–	(25,000)	–	(25,000)
Foreign exchange gain	5,325	1,132	6,194	3,522	4,188

Net Loss and Comprehensive Loss	(182,583)	(190,231)	(354,814)	(376,072)	(1,147,180)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.02)

Weighted Average Shares Outstanding	49,764,500	49,764,500	49,764,500	21,233,280

The Accompanying Notes are an Integral Part of These Financial Statements

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the	For the	Accumulated from
	Six Months	Six Months	July 21, 2011
	Ended	Ended	(Date of Inception)
	February 28,	February 29,	to February 28,
	2013	2012	2013
	$	$	$

Operating Activities

Net loss for the period	(354,814)	(376,072)	(1,156,180)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion of beneficial conversion feature	25,000	–	25,000
Shares issued for services	–	–	50,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	46,445	136,552	226,413
Due to related parties	258,987	238,750	829,814

Net Cash Used In Operating Activities	(24,382)	(770)	(24,953)

Investing Activities

Cash acquired on reverse capitalization	–	773	773

Net Cash Provided by Investing Activities	–	773	773

Financing Activities

Proceeds from convertible notes payable	25,000	–	25,000

Net Cash Provided by Financing Activities	25,000	–	25,000

Increase in Cash	618	3	820

Cash - Beginning of Period	202	40	–

Cash - End of Period	820	43	820

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

The Accompanying Notes are an Integral Part of These Financial Statements

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Six Months Ended February 28, 2013

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2013, the Company has a working capital deficiency of $875,520 and has an accumulated deficit of $1,460,535 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2013, and the results of its operations and cash flows for the six month period ended February 28, 2013 and 2012. The results of operations for the period ended February 28, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)  Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recovery of financial assets, deferred income tax asset valuation allowances and fair value measurements. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Six Months Ended February 28, 2013

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

For the Six Months Ended February 28, 2013

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of February 28, 2013, as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	February 28,
	(Level 1) $	(Level 2) $	(Level 3) $	2013 $
Assets:
Cash	820	–	–	820

As at February 28, 2013, there were no liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet.

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

j)  Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of other comprehensive income and its components in the financial statements. During the six months ended February 28, 2013 and February 29, 2012, the Company had no items that represent other comprehensive income.

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Six Months Ended February 28, 2013

(Expressed in U.S. Dollars)

(Unaudited)

2.  Summary of Significant Accounting Policies (continued)

k)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at February 28, 2013, the Company had 1,408,000 potentially dilutive shares outstanding.

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

3.  Related Party Balances and Transactions

a)

During the period ended February 28, 2013, the Company agreed to issue 5,102,500 restricted shares of common stock of the Company to settle $510,250 in debt owed to the President of the Company. As at February 28, 2013, these shares have yet to be issued and the commitment was recorded as shares issuable. As at February 28, 2013, the Company is indebted to the President of the Company and a company under common control for $290,290 (August 31, 2012 - $541,553), representing management fees and expenditures paid on behalf of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

b)

During the six months ended February 28, 2013, the Company incurred management fees of $251,875 (2012 - $126,750) for services provided by an officer of the Company.

4.  Note Receivable

On October 28, 2011, the Company acquired a CDN$100,000 non-interest bearing promissory note due May 31, 2010, as part of the Acquisition transaction. As at February 28, 2013, the Company has not yet received payment. The Company believes ultimate collection of the amount receivable is not reasonably assured and, therefore, has recorded a full allowance against the balance at February 28, 2013.

5.  Convertible Notes Payable

a)

On October 28, 2011, the Company assumed a $50,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on November 20, 2008, and is convertible into 200,000 common shares of the Company at $0.25 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand.

b)

On October 28, 2011, the Company assumed a $50,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on February 19, 2009, and is convertible into 41,667 common shares of the Company at $1.20 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand. On November 29, 2012, the Company renegotiated the promissory note payable (Note 5(g)).

Pioneer Exploration Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Six Months Ended February 28, 2013

(Expressed in U.S. Dollars)

(Unaudited)

5.  Convertible Notes Payable (continued)

c)

On October 28, 2011, the Company assumed a $36,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on May 15, 2009, and is convertible into 20,000 common shares of the Company at $1.80 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand. On November 29, 2012, the Company renegotiated the promissory note payable (Note 5(g)).

d)

On October 28, 2011, the Company assumed a $15,000 promissory note payable as part of the Acquisition transaction. The note was originally issued on May 6, 2011, and is convertible into 60,000 common shares of the Company at $0.25 per share at the holder’s option. The note is non-interest bearing, unsecured and is payable on demand. On November 29, 2012, the Company renegotiated the promissory note payable (Note 5(g)).

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

a.

All existing promissory notes held by Blue Cove (see Note 5(b), (c) and (d)), including the additional $25,000 in financing, be renegotiated and converted into a single $126,000 convertible promissory note (“New Note”); and

b.

The New Note will carry a conversion feature whereby each $0.25 of principal outstanding may be converted into one common share and one common share purchase warrant to purchase an additional common share at $0.25 for a period of 12 months from conversion.

c.

The New Note is non-interest bearing, unsecured and is payable on demand.

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

The additional $25,000 in financing was accounted for in accordance with ASC 470-20, Debt – Debt with Conversion and Other Options. Accordingly, the Company recognized the value of the embedded beneficial conversion feature of $25,000 as additional paid-in capital and an equivalent discount which was charged to operations as the note is due on demand.

6.  Loan Payable

At February 28, 2013, the Company owed $28,126 (CDN - $28,856) (August 31, 2012 - $29,274 (CDN - $28,856)) to a former Director of the Company.  The loan is unsecured, non-interest bearing and due on demand.

Pioneer Exploration Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Pioneer's financial condition, changes in financial condition and results of operations for the three months ended February 28, 2012 should be read in conjunction with Pioneer’s unaudited financial statements and related notes for the three months ended February 28, 2013.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Pioneer's capital needs, business plans and expectations.  Such forward-looking statements involve risks and uncertainties regarding Pioneer's ability to carry out its planned exploration programs on its mineral properties. Forward-looking statements are made, without limitation, in relation to Pioneer’s operating plans, Pioneer's  liquidity and financial condition, availability of funds, operating and exploration costs and the market in which Pioneer competes. Any statements contained herein that are not statements of historical facts may be deemed to be forward looking statements. In some cases, you can identify forward-looking  statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate",  "believe", "estimate",  "predict",  "potential" or "continue",  the negative of such terms or other comparable terminology.  Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Pioneer files with the SEC. These factors may cause Pioneer’s actual results to differ materially from any forward-looking statement. Pioneer disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Financial Condition

As at Febryary 28, 2012, Pioneer had a cash balance of $820.  During the 12 month period following the date of this current report, management anticipates that neither Pioneer nor IBA Green will generate any revenue. Accordingly, Pioneer will be required to obtain financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding Pioneer's plan of operations as it does not have tangible assets to secure any debt financing. Rather management anticipates that additional funding will be in the form of equity financing from the sale of Pioneer's common stock. If Pioneer is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Pioneer. However, Pioneer does  not have  any financing arranged and cannot provide investors with  any  assurance that  it will be able to raise  sufficient financing from  the sale  of Pioneer's common stock to finance the plan  of operations. In the absence of such financing, Pioneer will not be able to implement its plan of operation and the business plan will fail.

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

Management anticipates spending approximately $500,000 on management fees over the next 12 months

As at February 28, 2013, Pioneer had cash of $820 and a working capital deficit of $875,520. Accordingly, Pioneer will require additional financing in the amount of $1,884,950 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at February 28, 2013 Pioneer had cash of $820 and a working capital deficit of $875,520, compared to cash of $202 and working capital deficit of $1,055,956 as at August 31, 2012.  The decrease in the working capital deficit was primarily due to the Company agreeing to settle $510,250 in related party debt with shares. The shares have yet to be issued. Assets consisted solely of $820 in cash and the liabilities consisted of $361,924 in accounts payable and accrued liabilities, $196,000 in convertible notes payable, $28,126 in loan payable and $290,290 in due to related parties.

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

Net Cash (Used in) Provided by Operating Activities

Pioneer used net cash of $24,382 in operating activities during the first six months of fiscal 2013 compared to net cash of $611 used in operating activities during the fiscal year ended August 31, 2012.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $nil for the first six months of fiscal 2013 compared to net cash of $773 provided by investing activities during the fiscal year ended August 31, 2012.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $25,000 for the first six months of fiscal 2013 compared to net cash of $nil provided by financing activities during the fiscal year ended August 31, 2012.

Results of Operations - six months ended February 28,2013

References to the discussion below to fiscal 2013 are to Pioneer's current fiscal year, which will end on August 31, 2013. References to fiscal 2012 are to Pioneer's fiscal year ended August 31, 2012.

	For the	For the	For the	For the	Accumulated from
	Three Months	Three Months	Six Months	Six Months	July 21, 2011
	Ended	Ended	Ended	Ended	(Date of Inception)
	February 28,	February 29,	February 28,	February 29,	To February 28,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting fees	18,940	–	33,940	–	86,666
General and administrative	7,856	1,524	21,761	2,679	35,448
Management fees (Note 3(b))	126,750	153,190	251,875	279,940	820,625
Professional fees	6,490	27,649	22,022	83,506	150,076
Rent	–	9,000	–	12,000	9,000
Travel	2,872	–	6,410	1,469	24,553

Total Expenses	162,908	191,363	336,008	379,594	1,126,368

Operating Loss	(162,908)	(191,363)	(336,008)	(379,594)	(1,126,368)

Other Items

Accretion of beneficial conversion feature	(25,000)	–	(25,000)	–	(25,000)
Foreign exchange gain	5,325	1,132	6,194	3,522	4,188

Net Loss and Comprehensive Loss	(182,583)	(190,231)	(354,814)	(376,072)	(1,147,180)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.02)

Weighted Average Shares Outstanding	49,764,500	49,764,500	49,764,500	21,233,280

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

Pioneer had no contingencies or long-term commitments at February 28, 2013.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management on the effectiveness of Pioneer's  disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2013.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in Pioneer's  internal controls over financial reporting during the quarter ended February 28, 2013, that materially affected, or are reasonably likely to materially affect, Pioneer's  internal control over financial reporting subsequent to the date of the last evaluation.

PART II - OTHER INFORMATION

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

333-135743.

Exhibit	Description	Status
3.1	Articles of Incorporation. filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13. 2006 and incorporated herein by reference.	Filed
3.2	By-Laws filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13. 2006. and incorporated herein by reference.	Filed
10.1	Property Purchase Agreement dated August 25. 2005 filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13. 2006and incorporated herein by reference.	Filed
10.2	Declaration of Trust. filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13, 2006. and incorporated herein by reference.	Filed
10.3	Geological Report on the Pipe Claims. filed as an exhibit to Pioneer’s registration statement on Form SB-2 filed on July 13. 2006 and incorporated herein by reference.	Filed
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

Filed

Exhibit	Description	Status
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

Filed
14	Code of Ethics, filed as an exhibit to Pioneer's Form 10-Q (Quarterly Report) filed on Aprill6, 2008 and incorporated herein by reference.
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
99.1	Disclosure Committee Charter, filed as an exhibit to Pioneer's Form 10-Q (Quarterly Report) filed on April 20, 2009, and incorporated herein by reference.
101*

Financial statements from the quarterly report on Form I 0-Q of Pioneer Exploration Inc. for the quarter ended February 28, 2013 formatted in XBRL:  (ii) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; and (iii) the Consolidated Statements of Cash Flows.

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

PIONEER EXPLORATION INC.

Dated:	April 19, 2013

By:	/s/ Angelo Scola
Name:	Angelo Scola
Title:	CEO and CFO
(Principal Executive Officer and Principal Financial Officer)