Form 10-Q
period 2013-05-31
Pioneer Exploration Inc.
filed 2013-07-30
CIK 1364123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended May 31, 2013

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 31, 2013
common stock - $0.001 par value	49,764,500

Pioneer Exploration Inc.

(A Development Stage Company)

May 31, 2013

(Unaudited)

Index

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations and Comprehensive Loss	F–3

Consolidated Statements of Cash Flows	F–4

Notes to the Consolidated Financial Statements	F–5

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	May 31, 2013 $ (Unaudited)	August 31, 2012 $

ASSETS

Current Assets

Cash	284	202

Total Current Assets	284	202

Equipment, net of accumulated depreciation of $101	8,994	–

Total Assets	9,278	202

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	364,862	314,331
Convertible notes payable (Note 5)	196,000	171,000
Loan payable (Note 6)	27,831	29,274
Due to related party (Note 3(a))	442,191	541,553

Total Liabilities	1,030,884	1,056,158

Going Concern (Note 1)

Stockholders’ Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value No shares issued and outstanding	–	–

Common Stock, 65,000,000 shares authorized, $0.001 par value 49,764,500 shares issued and outstanding	49,765	49,765

Additional Paid-in Capital	25,000	–

Shares Issuable	510,250	–

Deficit Accumulated During the Development Stage	(1,606,621)	(1,105,721)

Total Stockholders’ Deficit	(1,021,606)	(1,055,956)

Total Liabilities and Stockholders’ Deficit	9,278	202

The Accompanying Notes are an Integral Part of These Financial Statements

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	For the	For the	For the	For the	Accumulated from
	Three Months	Three Months	Nine Months	Nine Months	July 21, 2011
	Ended	Ended	Ended	Ended	(Date of Inception)
	May 31,	May 31,	May 31,	May 31,	To May 31,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Amortization	101	–	101	–	101
Consulting fees	–	22,500	33,940	22,500	86,666
General and administrative	1,817	3,382	23,578	6,061	37,265
Management fees (Note 3(b))	128,375	101,935	380,250	381,875	949,000
Professional fees	14,687	(1,781)	36,709	81,725	164,763
Rent	–	9,000	–	21,000	9,000
Travel	2,731	–	9,141	1,469	27,284

Total Expenses	147,711	135,036	483,719	514,630	1,274,079

Operating Loss	(147,711)	(135,036)	(483,719)	(514,630)	(1,274,079)

Other Items

Accretion of beneficial conversion feature	–	–	(25,000)	–	(25,000)
Foreign exchange gain	1,625	764	7,819	4,286	5,813

Net Loss and Comprehensive Loss	(146,086)	(134,272)	(500,900)	(510,344)	(1,293,266)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.01)

Weighted Average Shares Outstanding	49,764,500	49,764,500	49,764,500	40,288,803

The Accompanying Notes are an Integral Part of These Financial Statements

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the	For the	Accumulated from
	Nine Months	Nine Months	July 21, 2011
	Ended	Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2013	2012	2013
	$	$	$

Operating Activities

Net loss for the period	(500,900)	(510,344)	(1,293,266)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion of beneficial conversion feature	25,000	–	25,000
Amortization	101	–	101
Shares issued for services	–	–	50,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	49,088	103,924	220,056
Due to related parties	410,888	405,618	981,715

Net Cash Used In Operating Activities	(15,823)	(802)	(16,394)

Investing Activities

Cash acquired on reverse capitalization	–	773	773
Purchase of equipment	(9,095)	–	(9,095)

Net Cash (Used In) Provided by Investing Activities	(9,095)	773	(8,322)

Financing Activities

Proceeds from convertible notes payable	25,000	–	25,000

Net Cash Provided by Investing Activities	25,000	–	25,000

Increase (Decrease) in Cash	82	(29)	284

Cash - Beginning of Period	202	40	–

Cash - End of Period	284	11	284

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2013, the Company has a working capital deficiency of $1,030,600 and has an accumulated deficit of $1,606,621 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2013, and the results of its operations and cash flows for the nine month period ended May 31, 2013 and 2012. The results of operations for the period ended May 31, 2013, are not necessarily indicative of the results to be expected for future quarters or the full year.

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

e)

Equipment

Equipment is recorded at cost and amortized over its estimated useful life of 15 years using the straight line method.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of May 31, 2013, as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	May 31,
	(Level 1) $	(Level 2) $	(Level 3) $	2013 $
Assets:
Cash	284	–	–	284

As at May 31, 2013, there were no liabilities presented on the Company’s balance sheet on a recurring basis.

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

k)

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of other comprehensive income and its components in the financial statements. During the nine months ended May 31, 2013 and 2012, the Company had no items that represent other comprehensive income.

The Accompanying Notes are an Integral Part of These Financial Statements

Pioneer Exploration Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

l)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at May 31, 2013, the Company had 1,408,000 potentially dilutive shares outstanding.

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

3.

Related Party Transactions

a)

During the period ended May 31, 2013, the Company agreed to issue 5,102,500 restricted shares of common stock of the Company to settle $510,250 in debt owed to the President of the Company. As at May 31, 2013, these shares have yet to be issued and the commitment was recorded as shares issuable. As at May 31, 2013, the Company is indebted to the President of the Company and a company under common control for $442,191 (August 31, 2012 - $541,553), representing management fees and expenditures paid on behalf of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

b)

During the nine months ended May 31, 2013, the Company incurred management fees of $380,250 (2012 - $381,875) provided by an officer of the Company.

4.

Note Receivable

On October 28, 2011, the Company acquired a CDN$100,000 non-interest bearing promissory note due May 31, 2010, as part of the Acquisition transaction. As at May 31, 2013, the Company has not yet received payment. The Company believes ultimate collection of the amount receivable is not reasonably assured and, therefore, has recorded a full allowance against the balance at May 31, 2013.

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

b.

The New Note will carry a conversion feature whereby each $0.25 of principal outstanding may be converted into one common share and one common share purchase warrant to purchase an additional common share at $0.25 for a period of 12 months from conversion; and

c.

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

6.

Loan Payable

At May 31, 2013, the Company owed $27,831 (CDN - $28,856) (August 31, 2012 - $29,274 (CDN - $28,856)) to a former Director of the Company.  The loan is unsecured, non-interest bearing and due on demand.

The Accompanying Notes are an Integral Part of These Financial Statements

Pioneer Exploration Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Pioneer's financial condition, changes in financial condition and results of operations for the nine months ended May31, 2012 should be read in conjunction with Pioneer’s unaudited financial statements and related notes for the nine months ended May 31, 2013.

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

Financial Condition

As at May 31, 2013, Pioneer had a cash balance of $284.  During the 12 month period following the date of this current report, management anticipates that neither Pioneer nor IBA Green will generate any revenue. Accordingly, Pioneer will be required to obtain financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding Pioneer's plan of operations as it does not have tangible assets to secure any debt financing. Rather management anticipates that additional funding will be in the form of equity financing from the sale of Pioneer's common stock. If Pioneer is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Pioneer. However, Pioneer does  not have  any financing arranged and cannot provide investors with  any  assurance that  it will be able to raise  sufficient financing from  the sale  of Pioneer's common stock to finance the plan  of operations. In the absence of such financing, Pioneer will not be able to implement its plan of operation and the business plan will fail.

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

Management anticipates spending approximately $500,000 on management fees over the next 12 months

As at May 31, 2013, Pioneer had cash of $284 and a working capital deficit of $1,021,606. Accordingly, Pioneer will require additional financing in the amount of $1,884,950 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at May 31, 2013 Pioneer had cash of $284 and a working capital deficit of $1,021,606, compared to cash of $202 and working capital deficit of $1,055,956 as at August 31, 2012.  The decrease in the working capital deficit was primarily due to the Company agreeing to settle $510,250 in related party debt with shares. The shares have yet to be issued. Assets consisted solely of $284 in cash and the liabilities consisted of $364,862 in accounts payable and accrued liabilities, $196,000 in convertible notes payable, $27,831 in loan payable and $442,191 in due to related parties.

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

Net Cash (Used in) Provided by Operating Activities

Pioneer used net cash of $15,823 in operating activities during the first nine months of fiscal 2013 compared to net cash of $611 used in operating activities during the fiscal year ended August 31, 2012.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $nil for the first nine months of fiscal 2013 compared to net cash of $773 provided by investing activities during the fiscal year ended August 31, 2012.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $25,000 for the first nine months of fiscal 2013 compared to net cash of $nil provided by financing activities during the fiscal year ended August 31, 2012.

Results of Operations - nine months ended May 31, 2013

References to the discussion below to fiscal 2013 are to Pioneer's current fiscal year, which will end on August 31, 2013. References to fiscal 2012 are to Pioneer's fiscal year ended August 31, 2012.

	For the	For the	For the	For the	Accumulated from
	For the	For the	For the	For the	Accumulated from
	Three Months	Three Months	Nine Months	Nine Months	July 21, 2011
	Ended	Ended	Ended	Ended	(Date of Inception)
	May 31,	May 31,	May 31,	May 31,	To May 31,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Amortization	101	–	101	–	101
Consulting fees	–	22,500	33,940	22,500	86,666
General and administrative	1,817	3,382	23,578	6,061	37,265
Management fees (Note 3(b))	128,375	101,935	380,250	381,875	949,000
Professional fees	14,687	(1,781)	36,709	81,725	164,763
Rent	–	9,000	–	21,000	9,000
Travel	2,731	–	9,141	1,469	27,284

Total Expenses	147,711	135,036	483,719	514,630	1,274,079

Operating Loss	(147,711)	(135,036)	(483,719)	(514,630)	(1,274,079)

Other Items

Accretion of beneficial conversion feature	–	–	(25,000)	–	(25,000)
Foreign exchange gain	1,625	764	7,819	4,286	5,813

Net Loss and Comprehensive Loss	(146,086)	(134,272)	(500,900)	(510,344)	(1,293,266)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.01)

Weighted Average Shares Outstanding	49,764,500	49,764,500	49,764,500	40,288,803

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

PIONEER EXPLORATION INC.

Dated:	July 30, 2013

By:	/s/ Angelo Scola
Name:	Angelo Scola
Title:	CEO and CFO
(Principal Executive Officer and Principal Financial Officer)